Form 10QSB
period 1996-03-31
NUKO INFORMATION SYSTEMS INC /CA/
filed 1996-05-15
CIK 108949

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
    [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period ended March 31, 1996.
                        --------------

                                       or

    [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Transition Period to
                                                                            --


                         Commission File Number 2-31438


                         NUKO Information Systems, Inc.
             -------------------------------------------------------

                         New York                           16-0962874
             -------------------------------     -------------------------------
             (State of Other Jurisdiction or             (I.R.S. Employer
             Incorporation or Organization)             Identification No.)

                   2235 Qume Drive, San Jose, California 95131
             -------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                  408/526-0288
             -------------------------------------------------------
               (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [ X ]   NO  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest feasible date:

             CLASSES                               Outstanding as of May 8, 1996
             -------------------------------------------------------------------
             Common Stock ($0.001 par Value)       10,250,918

                  NUKO Information Systems, Inc. and Subsidiary

                    Index to Quarterly Report on Form 10-QSB
                       For the Period Ended March 31, 1996


PART I    FINANCIAL INFORMATION                                         PAGE NO.
- - ------    --------------------------------------------------------      --------

Item 1.   Financial Statements

          Interim Condensed Consolidated Balance Sheets as of
          March 31, 1996 (unaudited) and December 31, 1995 (audited).      3

          Interim Condensed Consolidated Statement of Operations for the
          three months ended March 31, 1996 and 1995 (unaudited).          5

          Interim Condensed Consolidated Statement of Cash Flows for the
          three months ended March 31, 1996 and 1995 (unaudited).          6

          Notes to Interim Condensed Consolidated Financial Statements.    7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        9


PART II   OTHER INFORMATION                                             Page No.
- - -------   --------------------------------------------------------      --------

Item 5.   Other Information                                               13

Item 6.   Exhibits and Reports on Form 8-K                                15

          (a)      Exhibits

                   Exhibit No.   Description
                   -----------   -----------

                   10.1*         1996 Director Stock Option Plan

                   11            Statement re Computation of Per Share Earnings

                   27            Financial Data Schedule

          (b)      Reports on Form 8-K

                   There were no Current Reports on Form 8-K filed by the Registrant during the subject quarter.

SIGNATURE                                                                 16
- - --------------------
*Managerial contract or compensatory plan or arrangement in which the Company's directors or officers participate.

                  NUKO Information Systems, Inc. and Subsidiary


PART I            FINANCIAL INFORMATION

      Item 1.        Financial Statements

                     The financial statements and attached notes which are an integral part of these statements represent the current quarterly financial condition of the Company.

                     On May 27, 1994, Growers Express Incorporated ("Growers") acquired all of the outstanding common stock of NUKO Technologies, Inc. (the "Merger"). For accounting purposes, the acquisition has been treated as a recapitalization of NUKO Technologies, Inc. with NUKO Technologies, Inc. as the acquirer (a reverse acquisition). Prior to May 27, 1994, the historical financial statements are those of NUKO Technologies, Inc. Concurrent with the Merger, Growers changed its name to NUKO Information Systems, Inc. Subsequent to the Merger, the consolidated financial statements include the accounts of NUKO Information Systems, Inc. and its wholly owned subsidiary NUKO Technologies, Inc. (collectively the "Company").

                     In preparation for the Merger, Growers made several changes in its structure. It effected a one-for-three reverse split of its common stock, sold off its two subsidiaries (Orchid Express, Inc. and Santa Barbara's Finest) to Equity Exchange Associates (a Nevada corporation owned by an officer and director) and arranged with Equity Exchange Associates for the indemnification of the Company from all creditor claims against the Company for all prior obligations of Growers. In consideration for the transfer of stock in NUKO Technologies, Inc., the Company issued an additional 3,900,000 shares of restricted common stock to the shareholders of NUKO Technologies, Inc.


                                   NUKO Information Systems, Inc. and Subsidiary

                                   INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          March 31,                  December 31,
                                                                                          1996                       1995
                                                                                          --------------             ---------------
                                                                                          (Unaudited)                (Audited)
ASSETS:
    Current Assets
         Cash and cash equivalents                                                         $ 111,449,908              $  11,255,820
         Short term investments                                                                1,668,634                       --
         Accounts receivables, trade                                                              62,437                    120,000
         Receivables from officers/directors                                                        --                       27,931
         Share subscriptions receivable including
             interest of $30,567 at December 31, 1995                                               --                      341,967
         Inventories (net) (Note 3)                                                              755,929                    758,552
         Other current assets                                                                    376,124                    110,762
                                                                                           -------------              -------------
    Total Current Assets                                                                   $  14,313,032                 12,615,032
                                                                                           -------------              -------------

    Property and Equipment -- at cost
         Leased assets                                                                           211,417                    211,417
         Computer hardware and software                                                          478,200                    312,059
         Office furniture and other equipment                                                    135,304                     23,203
         Leasehold improvements                                                                   46,915                     11,033
                                                                                           -------------              -------------
                                                                                                 871,836                    557,712
                  Less accumulated depreciation                                                 (153,689)                   (98,215)
                                                                                           -------------              -------------
                                                                                                 718,147                    459,497
                                                                                           -------------              -------------

    Other Assets                                                                                 239,132                    253,340
                                                                                           -------------              -------------
TOTAL ASSETS                                                                               $  15,270,311              $  13,327,869
                                                                                           =============              =============


   The accompanying notes are an integral part of these financial statements.



                  NUKO Information Systems, Inc. and Subsidiary

              INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (cont.)


                                                                                               March 31,              December 31,
                                                                                               1996                   1995
                                                                                               ------------           -------------
                                                                                               (Unaudited)            (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
         Accounts payable                                                                       $  1,541,479           $  1,319,959
         Accrued liabilities                                                                         532,852                108,719
         Current portion -- capital lease obligation                                                  99,135                 95,273
                                                                                                ------------           ------------
         Total current liabilities                                                                 2,173,466              1,523,951

         Senior notes                                                                                325,000                325,000
         Capital lease obligation                                                                     75,406                101,686
                                                                                                ------------           ------------
         Total liabilities                                                                         2,573,872              1,950,637


SHAREHOLDERS' EQUITY
         Common stock, $0.001 par value, 20,000,000 shares
             authorized: 10,250,918 shares issued and outstanding
             at March 31, 1996; and 9,128,418 shares issued and
             outstanding at December 31, 1995                                                         10,250                  9,128
         Additional paid-in capital                                                               20,124,578             15,741,718
         Accumulated deficit                                                                      (7,438,389)            (4,373,614)
                                                                                                ------------           ------------
         Total shareholders' equity                                                               12,696,439             11,377,232
                                                                                                ------------           ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                      $ 15,270,311           $ 13,327,864
                                                                                                ============           ============


   The accompanying notes are an integral part of these financial statements.


                  NUKO Information Systems, Inc. and Subsidiary

             INTERIM CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                             FOR THREE MONTHS ENDED

                                                    March 31,       March 31,
                                                    1996            1995
                                                    -----------     -----------
                                                    (Unaudited)     (Unaudited)

Net Sales
         Product sales                              $   181,800     $     1,261
         Rental income                                  152,613            --
         Software Licensing                             125,000
         Software Maintenance                            15,000
                                                    -----------     -----------
                  Total Net Sales                       474,413           1,261

Cost of goods sold                                      142,321            --
Research and development                              2,188,047         328,597
Selling, general and administrative expenses          1,305,480          92,737
                                                    -----------     -----------
                                                      3,635,848         421,334

Loss from operations                                 (3,161,435)       (420,073)
Other income (expense), net                              96,860         (20,714)
                                                    -----------     -----------
Loss before income taxes                             (3,064,575)       (440,787)

Provision for income taxes                                 (200)           (200)
                                                    -----------     -----------
Net loss for period                                 $(3,064,775)    $  (440,987)
                                                    ===========     ===========

Net loss per share (Note 5)                              ($0.37)         ($0.18)
                                                    ===========     ===========

Average number of shares and equivalents              8,180,602       2,447,327
                                                    ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                  NUKO Information Systems, Inc. and Subsidiary

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                             Three Month Period Ended March 31,
                                             ----------------------------------
                                             1996               1995
                                             -------------      --------------
                                             (Unaudited)        (Unaudited)

Net cash used in operating activities        $ (2,207,136)      $   (241,666)

Net cash used in financing activities          (1,982,758)           (12,640)

Net cash provided by financing activities       4,383,982            188,250

Increase (decrease) in cash
     and cash equivalents                         194,088            (66,056)

Cash and cash equivalents at beginning
     of period                                 11,255,820             85,807
                                             ------------       ------------
Cash and cash equivalents at
     end of period                           $ 11,449,908       $     19,751
                                             ============       ============




   The accompanying notes are an integral part of these financial statements.

                  NUKO Information Systems, Inc. and Subsidiary

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996



1.       BASIS OF PRESENTATION

         The accompanying unaudited, interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accurals) considered necessary for the fair presentation, have been included. Operating results for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statements and accompanying footnotes for the year ended December 31, 1995 included in the Company's Form 10-KSB submission.

2.       CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Cash equivalents consists principally of United States Treasury securities and commercial paper.

3.       SHORT TERM INVESTMENTS

         The Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS" 115), in 1995. There was no cumulative effect as a result of adopting SFAS 115.

         Management determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date. Debt securities for which the Company has both the intent and ability to hold to maturity are classified as held to maturity. These securities are carried at amortized cost. At March 31, 1996, the Company had no investments that qualified as trading or available for sale.

         At March 31, 1996, the Company's investments in debt securities were classified as cash and cash equivalents and short-term investments. The Company maintains cash and cash equivalents and short-term investments principally of Unites State Treasury securities and commercial paper with a maturity date of less than twelve months with various financial institutions. These financial institutions are located in different areas of the United States and Company practice is designed to limit exposure to any one institution.

                  NUKO Information Systems, Inc. and Subsidiary

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.       SHORT TERM INVESTMENTS (cont.)

         The following is a summary of cash and cash equivalents and short-term investments by balance sheet classification for March 31, 1996, and December 31, 1995:

                                                March 31,     December 31,
                                                1996          1995
                                                -----------   ------------

         Cash and cash equivalents
                  Demand deposit accounts       $   558,353   $ 8,363,940
                  Commercial paper               12,560,189     2,891,880
                                                -----------   -----------
                                                $13,118,542   $11,255,820
                                                ===========   ===========

         The estimated fair value of each investment approximates the amortized cost and, therefore, there are no unrealized gains or losses as of March 31, 1996.

4.       INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market.

5.       NET LOSS PER SHARE

         The net loss per share is governed by APB15. Under this guidance, options, warrants, convertible debt and securities as well as other common stock equivalents are considered as outstanding only if their effect is dilutive.

6.       STOCK OPTION PLANS

         The Company accounts for its employee stock option plans in accordance with Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, no compensation expense has been recognized since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

7.       SUBSEQUENT EVENTS

         The Company has adopted a 1996 NUKO Information Systems, Inc. Stock Option Plan and a 1996 Director Stock Option Plan. The Plans allow the Company to grant options to employees, consultants and others for up to 1,300,000 shares of common stock and to directors for up to 100,000 shares of Common Stock, respectively. Options, which have a term of five years when issued, were granted in March 1996 to certain officers and directors and vest over three years starting after a six-month period of time has elapsed.

                  NUKO Information Systems, Inc. and Subsidiary

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7.       SUBSEQUENT EVENTS (Cont.)


         As outlined in Footnote 6 of these financial statements, the Company accounts for its stock options under APB 25 and related interpretations and has not recorded any compensation since the exercise price of the options granted equals the market price of the underlying stock on the date of the grant.

                  NUKO Information Systems, Inc. and Subsidiary


PART II           OTHER INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


NET SALES AND NET LOSS

         Net sales for the first quarter of 1996 were $ 474,413 compared to $ 1,261 for the same period in 1995. Sales for the quarter included shipments of the Company's products which included software, billings for the rental of its Highlander equipment, software licensing fees and software maintenance charges. The net loss for the quarter was $3,064,775 or $0.37 per share, compared with $440,987 or $0.18 per share for the same period in 1995. Net losses reflect the Company's continued investment in its Highlander product line through research and development efforts as well as the hiring of additional personnel to enable the Company to support the market and their customer's requirements.

COST OF SALES

         Cost of sales for the three months ending March 31, 1996, was $142,321 compared to no cost for the same period in 1995. The gross margin resulting from the cost of sales as a percentage of net sales for the first quarter of 1996 was 70%. This percentage was inflated by the non-product revenue for the quarter. The change in volume invalidated comparison with the same period in 1995.

RESEARCH AND DEVELOPMENT EXPENSE

         Research and development expenses for the three months ended March 31, 1996, were $2,188,047 compared to $328,597 for the same period in 1995. The increase in the current year reflects the Company's commitment to invest in the development and enhancement of its Highlander product line.substantial increase in the current quarter as compared to the prior year is a result of receiving adequate funds thereby enabling the Company to hire a substantial number of qualified engineers capable of finishing its Highlander product development efforts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the three months ending March 31, 1996, were $1,305,480 compared to $92,737 for the same period in 1995. The expenses increased substantially as a result of an increase in management, marketing and sales personnel.

OTHER INCOME (EXPENSE)

         Other income consists primarily of interest income and interest expense. Other income for the three month period ended March 31, 1996, was $96,860 compared to an expense of $20,714 for the same period in the prior year. Interest income arises from investment activities enabled by cash balances available during the period. The increase in interest income received in the period ended March 31, 1996, compared to the same period in 1995 was the result of a higher cash balances available to invest.

                  NUKO Information Systems, Inc. and Subsidiary


PART II           OTHER INFORMATION (cont.)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

LIQUIDITY AND CAPITAL RESOURCES

                  During the three-month period ended March 31, 1996, cash and cash equivalents consisting of investments in demand deposits and commercial paper, with a maturity of less than 90 days, were $11,449,908. Short term investment totalling $1,668,634 was invested in commercial paper with maturities of less than 120 days. The ending balance at March 1996 totaled $13,118,542 compared to a balance of $11,255,820 at December 31, 1995.


                  The increase is related to the final closing of a second successful private placement resulting in the Company receiving $4,112,500 in exchange for 822,500 shares of the Company's common stock. In addition the Company received $540,000 from the exercise of 300,000 previously issued warrants.

                  During the period, cash required for research and development and other operating activities represents the majority of the Company's cash usage during the quarter.

                  Based on the current projections of operations, management expects cash and cash equivalents at March 31, 1996, and cash generated from operations will be adequate to fund operating requirements and property and equipment purchases in 1996. However, management recognizes the dynamic nature of the telecommunications-communications industry and the possibility that the Company's product offerings may achieve better than expected market acceptance which could increase working capital requirements. In such event, the Company would consider appropriate financing alternatives.

OTHER FINANCIAL INFORMATION

                  The Company's backlog includes sales orders received by the Company that have a scheduled delivery date prior to March 31, 1997. The aggregate sales price of orders received and included in backlog was approximately $3,100,000 at March 31, 1996. The Company believes the orders included in the backlog are firm orders and will be shipped prior to March 31, 1997. However, some orders may be canceled by the Customer without penalty where management believes it is in the Company's best interest to do so.

                  NUKO Information Systems, Inc. and Subsidiary


PART II.          OTHER INFORMATION

Item 5.           Other Information

                  RISK FACTORS

                  In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document, and any document referenced herein, are advised that this document and documents referenced herein contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements.

                  Ownership of the Company's common stock is subject to a number of risks including the following: The Company's business is directly impacted by capital spending and funding of the Regional Bell Operating Companies and other major customers in the telecommunications industry. The capital budgets of these customers or potential customers is beyond the control of the Company and can be impacted by numerous factors completely unrelated to the performance quality or price of the Company's products. In recent years, the purchasing behavior of the Company's large customers has increasingly been characterized by the use of fewer larger contracts. This trend is expected to intensify and will contribute to the variability of the Company's results. Such larger purchase contracts typically involve longer negotiating cycles, require dedication of substantial amounts of working capital and other Company resources and, in general, require investments which may substantially precede recognition of associated revenues. Moreover, in return for larger, longer-term purchase agreements, customers often demand more stringent acceptance criteria which may also cause revenue recognition delays. For example, customers that request products be priced based on volume estimates of customer's future requirements, but the failure of such customers to take delivery of product comparable to volume anticipated, could result in negative margins on product sales.

                  The Company has to date sold its initial product only in limited quantities primarily for use in development, demonstration and testing of prototypes. Certain contracts may relate to new technologies which may not have been previously deployed on a large-scale commercial basis. The Company's products are based on technologies that have not been widely deployed and there can be no assurance that the Company will be able successfully to market its initial products, generate the substantially increased revenues necessary to sustain full scale commercial production or that the Company's products will be well received when introduced into the marketplace on a full commercial scale.

                  The Company competes against many larger companies that have significantly greater resources than the Company. There is no assurance that the Company will be able to compete successfully with such other companies. The Company, which has an accumulated deficit of approximately $7.4 million as of March 31, 1996, has never been profitable and may never achieve profitability. The Company may require additional capital and may not be able to raise such capital or may be able to raise such capital only on unfavorable terms.

                  NUKO Information Systems, Inc. and Subsidiary

                  The ability of the Company to compete effectively depends on its ability to attract and retain highly skilled key employees. The loss of key personnel could have a material adverse effect on the Company's business. The Company believes that, as its requirements change in character, it will be necessary to retain the services of additional, experienced personnel. Competition for such personnel is intense and there is no assurance that these people will be available when required at the market price of the securities of the Company.

                  Since early 1994, the Company has been primarily engaged in research and development of its technologies, product design and establishment of strategic alliances on which the Company expects to depend for manufacturing, sales and distribution of its potential products. The Company has not yet begun to generate significant revenues from the commercialization of products. The Company has to date sold its initial product only in limited quantities, primarily for use in development, demonstration and testing of prototypes. The Company's potential products are based on technologies that have not been widely used or commercially proven, and there can be no assurance that the Company will be able successfully to market its initial products, generate the substantially increased revenues necessary to sustain full scale commercial production or that the potential products will be well received when introduced into the marketplace on a full commercial scale. Moreover, management of the Company has limited experience with the distribution of technologically-complex products in commercial quantities and there can be no assurance that the Company will be able to make necessary adaptations to successfully move from the development stage to full commercial production and distribution.

                  NUKO Information Systems, Inc. and Subsidiary




Item 6.           Exhibits and Reports on Form 8-K

                  a)       Exhibits

                           10.1*             1996 Director Stock Option Plan

                           11.1              Statement re Computation of
                                             Per Share Earnings

                           27                Financial Data Schedule

                  b)       Reports on Form 8-K

                           There were no current reports on Form 8-K filed by the Registrant during the subject quarter.




- - --------------------
* Managerial contract or compensatory plan or arrangement in which the company's directors or officers participate.

                  NUKO Information Systems, Inc. and Subsidiary





SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    NUKO INFORMATION SYSTEMS, INC.


DATE:  May 14, 1996                 By:      /s/ John Gorman
       ------                                ----------------------------------
                                    Name:    John Gorman
                                    Title:   Vice President, Finance and Chief
                                             Financial Officer
                                    (Chief Accounting and Financial Officer)

                  NUKO Information Systems, Inc. and Subsidiary


                                  EXHIBIT INDEX




           Exhibit No.        Description                                 Page


           10.1*              1996 Directors Stock Option Plan

           11                 Statement re Computation of Per
                              Share Earnings

           27                 Financial Data Schedule






- - --------------------
*Managerial contract or compensatory plan or arrangement in which the company's directors or officers participate.