Form 10QSB
period 1996-06-30
NUKO INFORMATION SYSTEMS INC /CA/
filed 1996-08-14
CIK 108949

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark One)
         ( X ) Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period Ended June 30, 1996.

                                       or

         (   )    Transition  Report  Pursuant  to  Section  13 or  15(d) of the
                  Securities Exchange Act of 1934. For the Transition Period to

                         Commission File Number 2-31438

                         NUKO Information Systems, Inc.


- - - --------------------------------------------------------------------------------

New York                                    16-0962874
- - - ---------------------------------           ------------------------------------
(State of Other Jurisdiction or             (I.R.S. Employer Identification No.)
Incorporation or Organization)


                   2235 Qume Drive, San Jose, California 95131
- - - --------------------------------------------------------------------------------
             (Address of Principal Executive Offices)    (Zip Code)


                                 (408) 526-0288
 -------------------------------------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES      ( X )    NO       (     )

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest feasible date:

        CLASSES                              Outstanding as of August 9, 1996
- - - -----------------------------------        -------------------------------------
Common Stock ($0.001 par value)                        10,409,098


                         NUKO Information Systems, Inc.

                    Index to Quarterly Report on Form 10-QSB
                       For the Period Ended June 30, 1996

PART I            FINANCIAL INFORMATION                                                 PAGE NO.
- - - ------            --------------------------------------------------------------        --------

Item 1            Financial Statements

                  Condensed Consolidated Balance Sheets
                  June 30, 1996 and December 31, 1995.                                     3

                  Condensed Consolidated Statement of Operations
                  Three Months Ended June 30, 1996 and 1995.                               5

                  Condensed Consolidated Statement of Operations
                  Six Months Ended June 30, 1996 and 1995.                                 6

                  Condensed Consolidated Statement of Cash Flows
                  Six Months Ended June 30, 1996 and 1995.                                 7

                  Notes to Condensed Consolidated Financial Statements                     8

Item 2            Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                11

PART II           OTHER INFORMATION
- - - ------            --------------------------------------------------------------        --------

Item 5            Other Information                                                        14

Item 6            Exhibits and Reports on Form 8-K                                         16


SIGNATURE                                                                                  17

- - - --------------------------

                         NUKO Information Systems, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

PART I            FINANCIAL INFORMATION

         Item 1.           Financial Statements

                                                                                June 30,         December 31,
                                                                                1996             1995
                                                                                ---------------  ---------------
ASSETS:

         Current Assets:
                  Cash and cash equivalents                                      $  6,374,415     $11,255,820
                  Short term investments                                            2,654,273             -
                  Accounts receivable, trade                                        1,061,895         120,000
                  Receivables from officers/directors                                   -              27,931
                  Share subscriptions receivable including
                       interest of $30,567 at December 31, 1995                         -             341,967
                  Inventories (net)                                                 1,497,092         758,552
                  Other current assets                                                364,669         110,762
                                                                                -------------------------------
                  Total Current Assets                                             11,952,344      12,615,032


         Property and Equipment (Net)                                               1,637,041         459,497



         Other Assets                                                                   9,783         253,340
                                                                                -------------------------------

TOTAL ASSETS                                                                      $13,599,168     $13,327,869
                                                                                ===============================



                   The accompanying notes are an integral part of these financial statements.

                         NUKO Information Systems, Inc.

                 CONDENSED CONSOLIDATED BALANCE SHEETS (Cont'd.)

                                                                                June 30,         December 31,
                                                                                1996             1995
                                                                                ---------------  ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY

         Current Liabilities:
                  Accounts payable                                               $  2,823,790     $  1,319,959
                  Accrued liabilities                                                   -              108,719
                  Current portion -- capital lease obligation                         125,701           95,273
                                                                                --------------------------------

                  Total current liabilities                                         2,949,491        1,523,951

                  Senior notes                                                          -              325,000
                  Capital lease obligation                                            100,106          101,686
                                                                                -------------------------------

                  Total liabilities                                                 3,049,597        1,950,637

SHAREHOLDERS' EQUITY:

         Common stock, $0.001 par value, 20,000,000 shares
         authorized: 10,409,098 shares issued and outstanding
         at June 30, 1996; and 9,128,418 shares issued and
         outstanding at December 31, 1995                                              10,409            9,128
         Additional paid-in capital                                                20,507,113       15,741,718
         Accumulated deficit                                                       (9,967,951)      (4,373,614)
                                                                                -------------------------------

         Total shareholders' equity                                                10,549,571       11,377,232
                                                                                -------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $13,599,168      $13,327,869
                                                                                ===============================

                   The accompanying notes are an integral part of these financial statements.


                         NUKO Information Systems, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Three Months Ended June 30,
                                                                 1996             1995
                                                                 ---------------  ---------------

Net sales                                                         $ 2,162,867      $      -

Cost and Expenses:
  Cost of sales                                                     1,389,909             -
  Research and development                                          1,524,143          233,155
  Selling, general and administrative expenses                      1,890,342          154,501
                                                                 ------------------------------
                                                                    4,804,394          387,656
                                                                 ------------------------------
Loss from operations                                               (2,641,527)        (387,656)

Other income (expense), net                                           111,965          (35,870)
                                                                 -------------------------------

   Net loss                                                        (2,529,562)        (423,526)
                                                                 ==============================

Net loss per share                                                     ($0.25)          ($0.17)
                                                                 ==============================
Weighted average shares outstanding                                10,256,785        2,528,000
                                                                 ==============================


   The accompanying notes are an integral part of these financial statements.


                         NUKO Information Systems, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                  Six Months Ended June 30,
                                                                  1996             1995
                                                                  ---------------  -------------

Net sales                                                          $ 2,637,280      $       -

Cost and Expenses:
  Cost of sales                                                      1,532,230              -
  Research and development                                           3,712,190          561,752
  Selling, general and administrative expenses                       3,196,022          247,171
                                                                  ------------------------------
                                                                     8,440,442          808,923
                                                                  ------------------------------
Loss from operations                                                (5,803,162)        (808,923)

Other income (expense), net                                            208,825          (56,584)
                                                                  ------------------------------

   Net Loss                                                         (5,594,337)        (865,507)
                                                                  ==============================

Net loss per share                                                      ($0.62)          ($0.35)
                                                                  ==============================
Weighted average shares outstanding                                  8,976,242        2,496,000
                                                                  ==============================

   The accompanying notes are an integral part of these financial statements.



                         NUKO Information Systems, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Six Months Ended June 30,
                                                                       1996             1995
                                                                       ---------------  --------------

Operating activities
Net cash used in operating activities                                  $  (5,663,406)   $    (758,792)

Investing activities
         Purchase of short term investments - Net                         (2,654,273)
         Acquisitions of property and equipment                           (1,345,789)         (38,658)
                                                                       -------------------------------
Net cash used in investing activities                                     (4,000,062)         (38,658)

Financing activities
         Issuance of common stock                                          5,108,643            4,000
         Proceed (repayment) from notes payable and
            long term debt                                                  (326,580)       1,050,000
                                                                       -------------------------------
Net cash provided by (used) in
   financing activities                                                    4,782,063        1,054,000
                                                                       -------------------------------

Decrease in cash and cash equivalents                                     (4,881,405)         256,550
Cash and cash equivalents at beginning of period                          11,255,820              372
                                                                       ------------------------------
Cash and cash equivalents at end of period                             $   6,374,415    $     256,922
                                                                       ===============================


    The accompanying notes are an integral part of these financial statements

                         NUKO Information Systems, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1996

1.       BASIS OF PRESENTATION

         The accompanying, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statements and accompanying footnotes for the year ended December 31, 1995, included in the Company's Form 10-KSB submission.

2.       REVENUE RECOGNITION

         Generally, the company recognizes revenue when products are shipped. Revenue resulting from specific contractual terms, including certain product development agreements, is recognized in accordance with the terms of the related contract.


3.       CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with a purchase maturity of three months or less to be cash equivalents. Cash equivalents consists principally of commercial paper.

4.       SHORT TERM INVESTMENTS

         The Company accounts for its investments using Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.

         Management determines the appropriate classification of its investments in debt securities at the time of purchase. Debt securities for which the Company has both the intent and ability to hold to maturity are classified as held to maturity. These securities are carried at amortized cost. At June 30, 1996, the Company's short term investments are all classified as held to maturity.

         At June 30, 1996, the Company's investments in debt securities were classified as cash and cash equivalents or short term investments. The Company maintains cash and cash equivalents and short term investments principally in commercial paper with a maturity date of less than twelve months with various financial institutions. These financial institutions are located in different areas of the United States and Company practice is designed to limit exposure to any one institution.

                         NUKO Information Systems, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1996

4.       SHORT TERM INVESTMENTS (Cont'd)

         The following is a summary of cash and cash equivalents and short term investments by balance sheet classification for June 30, 1996 and December 31, 1995:

                                                  June 30,         December 31,
                                                  1996             1995
                                                  ------------     ------------
         Cash and cash equivalents:
                  Demand deposit accounts         $    430,228     $  8,363,940
                  Commercial paper                   5,944,187           -
                  U.S. Treasury Obligations               -           2,891,880
                                                  -----------------------------
                                                  $  6,374,415     $ 11,255,820
                                                  =============================
         Short term investments:
                  Commercial paper                $  2,654,273     $     -
                  U.S. Treasury Obligations       -----------------------------
                                                  $  2,654,273     $     -
                                                  =============================


         The estimated fair value of each investment approximates the amortized cost and, therefore, there are no unrealized gains or losses as of June 30, 1996.

5.       INVENTORIES

         Inventories are started at the lower of cost (first-in, first-out) or market. The components or inventory consists of the following:

                                                  June 30,         December 31,
                                                  1996             1995
                                                  ------------     ------------

         Electronic parts and other components    $    421,743     $    758,552
         Work in progress                                -               -
         Finished Goods                              1,706,063           -
                                                  -----------------------------
                                                     2,127,806     $    758,552
         Inventory Reserve                                     (630,714)      -
                                                  -----------------------------
                                                  $  1,497,092     $    758,552
                                                  =============================

6.       INCOME TAXES

         The provision for income taxes at the Company's effective tax rate differed from income taxes at the statutory rate due to the increase in deferred tax allowance and net operating losses not being benefited.

7.       SOFTWARE DEVELOPMENT COSTS

         Software development costs are capitalized once technological feasibility has been established and all research and development activities for other components of the product have been completed. There were no software development costs capitalized at June 30, 1996.

8.       STOCK OPTIONS

         The Company accounts for its employee stock option plans in accordance with Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, no compensation expense has been recognized since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

                         NUKO Information Systems, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated as a result of certain factors, including those set forth in Item 5 of this report and in the Company's Current Report on Form 10-KSB.

NET SALES AND NET LOSS

         Net sales for the second quarter are $2.2 million compared to no sales for the same period in 1995. Sales for the six month period ended June 30, 1996 are $2.6 million compared to no sales for the same period in the prior year. Sales for the quarter included shipment of the Company's products, rental of Highlander equipment and software maintenance revenue. Sales for the quarter and six months ended June 30, 1996 increased primarily as a result of the introduction of the Highlander product. The net loss for the quarter is $2.5 million or $0.25 per share, compared to a net loss of $0.4 million or $0.17 per share for the same period in 1995. The net loss for the six month period ended June 30, 1996 is $5.6 million or $0.62 per share compared to a loss of $0.9 million or $0.35 per share for the same period in 1995. Net losses reflect the Company's continued investment in research and development as well as adding personnel to enable the Company to support the customer requirements.

COST OF SALES

         Cost of sales for the second quarter of 1996 was $1.4 million compared to no cost of sales for the same period in 1995. Cost of sales for the six month period ended June 30, 1996 was $1.5 million compared to no cost of sales for the same period in the prior year. The gross margin resulting from the cost of sales as a percentage of net sales was 36% for the quarter and 42% for the six month period ended June 30, 1996.

RESEARCH AND DEVELOPMENT EXPENSE

         Research and development expenses for the second quarter of 1996 were $1.5 million compared to $0.2 million for the same period in 1995. Research and development expenses for the six month period ended June 30, 1996 were $3.7 million compared to $0.6 million for the same period in 1995. The increase in the current year reflects the Company's commitment to invest in the development and enhancement of its Highlander and other product lines.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the second quarter of 1996 were $1.9 million compared to $0.2 million for the same period in 1995. Expenses for the six month period ended June 30, 1996 was $3.2 million compared to $0.2 million for 1995. The expenses increased as a result of adding marketing and other personnel is connected with the introduction of the Highlander product.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (Cont'd.)

RECENT ACCOUNTING PRONOUNCEMENTS

         During March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121), which requires the Company to review for impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. SFAS No. 121 is effective for the Company's fiscal year 1996. The Company has studied the implications of the statement and does not expect it to have a material impact on the Company's financial condition or results of operations.

         During October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). This accounting standard permits the use of either a fair value based method or the current Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) when accounting for stock-based compensation arrangements. Companies that do not follow the new fair value based method will be required to disclose pro forma net income and earnings per share computed as if the fair value based method has been applied. The disclosure provisions of SFAS No. 123 are effective for fiscal years beginning after December 15, 1995. Management has adopted APB No. 25 to account for its stock options plans.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents, which consist of investments in demand deposits, commercial paper and U.S. Treasury obligations with maturities of less than 90 days and short-term investments, which consist of commercial paper and U.S. Treasury obligations with maturities of less than 360 days decreased approximately $2.2 million during the six month period ended June 30, 1996. In February, 1996, the Company completed the private placement of 822,500 shares of common stock which generated approximately $3.9 million in proceeds, net of associated fees, commission and expenses. The Company ended the quarter with a cash and cash equivalent balance of $9.0 million compared to a balance of $11.3 million at December 31, 1995.

         During the period, which ended June 30, 1996, cash required for research and development and other operating activities represented the majority of the decrease. Cash required for equipment purchases was offset by collections of accounts receivable.

         Based on the current projections of operations, management believes that cash and cash equivalents at June 30, 1996 will be adequate to meet its capital requirements in 1996. However, no assurance can be given that this will be the case. The Company may from time to time seek to raise capital from additional sources, including extension of its current lending facility and additional public or private debt or equity financing. There can be no assurance that, in the event additional financing is required, the Company will be able to raise such financing on acceptable terms or at all. In such event, the Company would consider appropriate financing alternatives.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (Cont'd.)

OTHER FINANCIAL INFORMATION

         The Company's backlog includes sales orders received by the Company that have a scheduled delivery date prior to June 30, 1997. The aggregate sales price of orders received and included in backlog was approximately $3.3 million at June 30, 1996. The Company believes the orders included in the backlog are firm orders and will be shipped prior to June 30, 1997. However, some orders may be canceled by the customer without penalty.

                         NUKO Information Systems, Inc.


PART II  OTHER INFORMATION

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

                  Ownership of the Company's common stock is subject to a number of risks including the following: The Company's business is directly impacted by capital spending and funding of the Regional Bell Operating Companies and other major customers in the telecommunications industry. The capital budgets of these customers or potential customers is beyond the control of the Company and can be impacted by numerous factors completely unrelated to the performance, quality or price of the Company's products. In recent years, the purchasing behavior of the Company's customers has increasingly been characterized by the use of large contracts with fewer suppliers. This trend is expected to intensify and will contribute to the variability of the Company's results. Such larger purchase contracts typically involve longer negotiating cycles, require dedication of substantial amounts of working capital and other resources and, in general, require investments which may substantially precede recognition of associated revenues. Moreover, in return for larger, longer-term purchase agreements, customers often demand more stringent acceptance criteria which may also cause revenue recognition delays. For example, customers that request product be priced based on volume estimates of customer's future requirements, but the failure of such customers to take delivery of product comparable to volume anticipated, could result in lower margins on product revenue.

                  The Company has to date sold its initial product only in limited quantities primarily for use in development, demonstration and testing of prototypes. Certain contracts may relate to new technologies which may not have been previously deployed on a large-scale commercial basis. The Company's products are based on technologies that have not been widely deployed and there can be no assurance that the Company will be able to market successfully its initial products to generate the increased revenues necessary to sustain full scale commercial production or that the Company's products will be well received when introduced into the marketplace on a full commercial scale.

                         NUKO Information Systems, Inc.

Item 5.           Other Information

                  RISK FACTORS (Cont'd.)

                  The Company competes against many larger companies that have significantly greater resources than the Company. There is no assurance that the Company will be able to compete successfully with such other companies. The Company, which has an accumulated deficit of approximately $10.0 million as of June 30, 1996, has never been profitable and may never achieve profitability. The Company may require additional capital and may not be able to raise such capital or may be able to raise such capital only on unfavorable terms.

                  The ability of the Company to compete effectively depends on its ability to attract and retain highly skilled key employees. The loss of key personnel could have a material adverse effect on the Company's business. The Company believes that, as its requirements change in character, it will be necessary to retain the services of additional, experienced personnel. Competition for such personnel is intense and there is no assurance that these people will be available when required.

                  Since early 1994, the Company has been engaged in research and development of its technologies, product design and establishment of strategic alliances on which the Company expects to depend for manufacturing, sales and distribution of its products. The Company has not yet begun to generate significant revenues from the commercialization of products. Moreover, management of the Company has limited experience with the distribution of technologically-complex products in commercial quantities and there can be no assurance that the Company will be able to make the necessary adaptations to successfully move from the research and development stage to full commercial production and distribution.

                         NUKO Information Systems, Inc.


Item 6.    Exhibits and Reports on Form 8-K

           a)       Exhibits

                    11.1    Calculation of Net Loss Per Share

           b)       Reports on Form 8-K

                    1. Form 8-K was filed on May 24, 1996 to report interim financial results.

                    2. Form 8-K was filed on August 2, 1996 to dismiss the independent accountant with no disputes.

                         NUKO Information Systems, Inc.


 SIGNATURE

 Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         NUKO INFORMATION SYSTEMS, INC.


 DATE:      8/14/96                      By:        /s/ John H. Gorman
          -------------------                     ----------------------------
                                         NAME:       John H. Gorman
                                         TITLE:      Chief Financial Officer

                         NUKO Information Systems, Inc.


                                  EXHIBIT INDEX


EXHIBIT NO.                        DESCRIPTION                        PAGE
- - - -----------                        -----------                        ----

11.1                      Calculation of Net Loss Per Share            19