Form 10QSB
period 1996-09-30
NUKO INFORMATION SYSTEMS INC /CA/
filed 1996-11-12
CIK 108949

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   Form 10-QSB

(Mark One)

           (X) Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period Ended September 30, 1996.

                                       or

           ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Transition Period to

                         Commission File Number 2-31438

                         NUKO Information Systems, Inc.



 New York                                    16-0962874
 (State of Other Jurisdiction or     (I.R.S.Employer Identification No.)
  Incorporation or Organization)



         2391 Qume Drive, San Jose, California              95131
          (Address of Principal Executive Offices)        (Zip Code)


                                 (408) 526-0288

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

                        YES      ( X )    NO       (   )

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest feasible date:

                           CLASSES       Outstanding as of October 30, 1996
         Common Stock ($0.001 par value)           10,450,690

                         NUKO Information Systems, Inc.

                Index to Quarterly Report on Form 10-QSB
                For the Period Ended September 30, 1996

PART I    FINANCIAL INFORMATION
                                                                       PAGE NO.

Item 1    Financial Statements

          Condensed Consolidated Balance Sheets September 30, 1996 and
          December 31, 1995.                                                3

          Condensed Consolidated Statement of Operations Three Months
          Ended September 30, 1996 and 1995.                                5

          Condensed Consolidated Statement of Operations Nine Months
          Ended September 30, 1996 and 1995.                                6

          Condensed Consolidated Statement of Cash Flows Nine Months
          Ended September 30, 1996 and 1995.                                7

          Notes to Condensed Consolidated Financial Statements              8

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        10

PART II   OTHER INFORMATION


Item 5    Other Information                                                13

Item 6    Exhibits and Reports on Form 8-K                                 15









SIGNATURE                                                                   16

                         NUKO Information Systems, Inc.

                 CONDENSED CONSOLIDATED BALANCE SHEETS

PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements

                                     September 30,     December 31,
                                         1996              1995
                                     (unaudited)
                                     -------------     ------------
Current Assets:

  Cash and cash equivalents         $ 2,900,855       $11,255,820
  Accounts receivable, trade          4,856,438           120,000
  Receivables from
    officers/directors                   27,931            27,931
  Share subscriptions
    receivable including
    interest of $30,567 at
    December 31, 1995                         -           341,967

  Inventories, net                    2,395,717           758,552
  Other current assets                  527,130           110,762
                                    -----------       -----------

  Total Current Assets               10,708,071        12,615,032


  Property and Equipment, net         2,411,140           459,497



Other Assets                              8,270           253,340
                                    -----------       -----------

TOTAL ASSETS                        $13,127,481       $13,327,869
                                    ===========       ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         NUKO Information Systems, Inc.

            CONDENSED CONSOLIDATED BALANCE SHEETS (Cont'd.)

                                                            September 30,     December 31,
                                                            1996              1995
                                                            (unaudited)
                                                            -------------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                             $  3,961,766        $  1,319,959
Accrued liabilities                                               704,666             108,719
Current portion -- capital lease obligation                       130,277              95,273
                                                             ------------        ------------

Total current liabilities                                       4,796,709           1,523,951

Senior notes                                                            -             325,000
Capital lease obligation, less current portion                     65,250             101,686
                                                             ------------        ------------

Total liabilities                                               4,861,959           1,950,637

SHAREHOLDERS' EQUITY:

Common stock, $0.001 par value, 20,000,000 shares
authorized: 10,450,690 shares issued and outstanding
at September 30, 1996; and 9,128,418 shares issued and
outstanding at December 31, 1995                                   10,450               9,128

Additional paid-in capital                                     20,605,857          15,741,718
Accumulated deficit                                           (12,350,785)         (4,373,614)
                                                             ------------        ------------
Total shareholders' equity                                      8,265,522          11,377,232
                                                             ------------        ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 13,127,481        $ 13,327,869
                                                             ============        ============



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         NUKO Information Systems, Inc.

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                                      THREE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                      1996              1995
                                                                      ----              ----
Net sales                                                      $  4,298,744        $    125,233

Cost and Expenses:
  Cost of sales                                                   2,919,178              68,746
  Research and development                                        1,547,971             188,637

  Selling, general and administrative expenses                     2,323,148            419,882
                                                               -------------       ------------
                                                                  6,790,297             677,265
                                                               -------------       ------------
Loss from operations                                             (2,491,553)           (552,032)

Other income, net                                                   108,720                 117
                                                               ------------        ------------
   Net loss                                                    $ (2,382,833)       $   (551,915)
                                                                ============       ============

Net loss per share                                             ($      0.23)       ($      0.22)
                                                               ============        ============
Weighted average shares outstanding                              10,424,015           2,529,126
                                                               ============        ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         NUKO Information Systems, Inc.

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                         1996                1995
                                                   ---------------     ---------------


Net sales                                            $  6,936,024        $    125,233

Cost and Expenses:
  Cost of sales                                         4,451,408              68,746
  Research and development                              5,260,161             750,389

  Selling, general and administrative expenses          5,519,170             667,053
                                                     ------------        ------------
                                                       15,230,739           1,486,188
                                                     ------------        ------------
Loss from operations                                   (8,294,715)         (1,360,955)

Other income (expense), net                               317,545             (56,467)
                                                     ------------        ------------

   Net Loss                                          $ (7,977,170)       $ (1,417,422)
                                                     ============        ============
Net loss per share                                   ($      0.84)       ($      0.57)
                                                     ============        ============

Weighted average shares outstanding                     9,455,315           2,500,706
                                                     ============        ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         NUKO Information Systems, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Nine Months Ended
                                                                     September 30,
                                                               1996                1995
                                                          ---------------     -------------


Operating activities
Net cash used in operating activities                     $(10,848,308)       $ (1,339,354)

Investing activities

         Acquisitions of property and equipment             (2,322,082)            (62,365)
                                                            ----------        ------------
Net cash used in investing activities                       (2,322,082)            (62,365)
Financing activities
         Issuance of common stock                            4,851,861               4,000
         Proceed (repayment) from notes payable and
            long term debt                                     (36,436)          1,300,000
                                                            ----------        ------------
Net cash provided by
   financing activities                                      4,815,425           1,304,000

Decrease in cash and cash equivalents                       (8,354,965)            (97,719)

Cash and cash equivalents at beginning of period            11,255,820              85,807
                                                            ----------        ------------
Cash and cash equivalents at end of period                $  2,900,855        $    (11,912)
                                                          ============        ============

         The accompanying notes are an integral part of these condensed consolidated financial statements

                         NUKO Information Systems, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

1.       BASIS OF PRESENTATION

         The accompanying, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results that may be expected for a full fiscal year. The December 31, 1995 condensed consolidated balance sheet data was derived from the audited financial statements, but does not include the disclosure required by generally accepted accounting principles. For further information, refer to the financial statements and accompanying footnotes for the year ended December 31, 1995, included in the Company's Form 10-KSB submission.

2.       INVENTORIES

         Inventories are started at the lower of cost (first-in, first-out) or market. The components or inventory consists of the following:

                                             September 30,        December 31,
                                                 1996                1995
                                             -------------      --------------


         Electronic parts and other components $  293,365       $   28,552

         Work in progress                         307,691             --

         Finished Goods                         1,794,661          730,000
                                               ----------       ----------
         Net Inventory                         $2,395,717       $  758,552
                                               ==========       ==========


3.       INCOME TAXES

         The provision for income taxes at the Company's effective tax rate differed from income taxes at the statutory rate due to the increase in deferred tax allowance and net operating losses not being benefited.

                         NUKO Information Systems, Inc.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

4.       ACCOUNTING FOR STOCK-BASED COMPENSATION

         During October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123).
         This accounting standard permits the use of either a fair value based method or the current Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) when accounting for stock-based compensation arrangements. Companies that do not follow the new fair value based method will be required to disclose pro forma net income and earnings per share computed as if the fair value based method has been applied. The disclosure provisions of SFAS No. 123 are effective for fiscal years beginning after December 15, 1995. Management has elected the alternate disclosure method provided by SFAS No. 123.

5.       SUBSEQUENT EVENTS

         Subsequent to quarter end the Company secured a $6 million dollar line of credit with a bank.

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

NET SALES AND NET LOSS

         Net sales for the third quarter are $4.3 million compared to $0.1 million for the same period in 1995. Sales for the nine month period ended September 30, 1996 are $6.9 million compared to $0.1 million for the same period in the prior year. Sales for the quarter included shipment of the Company's Highlander products and the Company's OEM products. Sales for the quarter and nine months ended September 30, 1996 increased primarily as a result of the introduction of and acceptance by the Company's customers of both the Highlander product and the Company's OEM products. The net loss for the quarter is $2.4 million or $0.23 per share, compared to a net loss of $0.6 million or $0.22 per share for the same period in 1995. The net loss for the nine month period ended September 30, 1996 is $8.0 million or $0.84 per share compared to a loss of $1.4 million or $0.57 per share for the same period in 1995. Net losses reflect the Company's continued investment in research and development as well as adding personnel to enable the Company to support the customer requirements.

COST OF SALES

         Cost of sales for the third quarter of 1996 was $2.9 million compared to $0.1 million for the same period in 1995. Cost of sales for the nine month period ended September 30, 1996 was $4.5 million compared to $0.1 million for the same period in the prior year. The gross margin resulting from the cost of sales as a percentage of net sales was 32% for the quarter and 36% for the nine month period ended September 30, 1996.

RESEARCH AND DEVELOPMENT EXPENSE

         Research and development expenses for the third quarter of 1996 were $1.5 million compared to $0.2 million for the same period in 1995. Research and development expenses for the nine month period ended September 30, 1996 were $5.3 million compared to $0.8 million for the same period in 1995. The increase in the current year reflects the Company's commitment to invest in the development and enhancement of its Highlander and other product lines.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the third quarter of 1996 were $2.3 million compared to $0.4 million for the same period in 1995. Expenses for the nine month period ended September 30, 1996 was $5.5 million compared to $0.7 million for 1995. The expenses increased as a result of adding marketing and other personnel is connected with the introduction of the Highlander product.

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

         During October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123).
         This accounting standard permits the use of either a fair value based method or the current Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) when accounting for stock-based compensation arrangements. Companies that do not follow the new fair value based method will be required to disclose pro forma net income and earnings per share computed as if the fair value based method has been applied. The disclosure provisions of SFAS No. 123 are effective for fiscal years beginning after December 15, 1995. Management has elected the alternate disclosure method provided by SFAS No. 123.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents, which consist of investments in demand deposits, commercial paper and U.S. Treasury obligations with maturities of less than 90 days decreased approximately $8.4 million during the nine month period ended September 30, 1996. In February, 1996, the Company completed the private placement of 822,500 shares of common stock which generated approximately $3.8 million in proceeds, net of associated fees, commission and expenses. The Company ended the quarter with a cash and cash equivalent balance of $2.9 million compared to a balance of $11.3 million at December 31, 1995.

         During the period, which ended September 30, 1996, cash required for research and development and other operating activities plus cash required for capital equipment represented the majority of the decrease. Subsequent to quarter end, the Company secured a $6 million dollar line of credit with a bank.

         Based on the current projections of operations, management believes that cash and cash equivalents at September 30, 1996 plus the Company's accounts receivable will be adequate to meet its capital requirements in 1996. However, no assurance can be given that this will be the case. The Company may from time to time seek to raise capital from additional sources, including extension of its current lending facility and additional public or private debt or equity financing. There can be no assurance that, in the event additional financing is required, the Company will be able to raise such financing on acceptable terms or at all. In such event, the Company would consider appropriate financing alternatives.

Item 2.

OTHER FINANCIAL INFORMATION

         The Company's backlog includes sales orders received by the Company that have a scheduled delivery date prior to September 30, 1997. The aggregate sales price of orders received and included in backlog was approximately $3.5 million at September 30, 1996. The Company believes the orders included in the backlog are firm orders and will be shipped prior to September 30, 1997. However, some orders may be canceled by the customer without penalty.

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

                         NUKO Information Systems, Inc.

Item 5.           Other Information

                  RISK FACTORS (Cont'd.)

                  The Company competes against many larger companies that have significantly greater resources than the Company. There is no assurance that the Company will be able to compete successfully with such other companies. The Company, which has an accumulated deficit of approximately $12.4 million as of September 30, 1996, has never been profitable and may never achieve profitability. The Company may require additional capital and may not be able to raise such capital or may be able to raise such capital only on unfavorable terms.

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

                         NUKO Information Systems, Inc.

         Item 6.           Exhibits and Reports on Form 8-K

                           a)       Exhibits

                                    11.1    Calculation of Net Loss Per

         Share

                           b)       Reports on Form 8-K

                                    1. Form 8-K/A was filed on August 16, 1996
                                       to amend Form 8-K filed on August 23,
                                       1996. The amendment rectified a
                                       reportable condition identified by
                                       Registrant's prior independent
                                       accountants.

                                    2. Form 8-K was filed on September 12, 1996
                                       to report appointment by the Company of
                                       independent accountant was accepted by
                                       Coopers & Lybrand.

                         NUKO Information Systems, Inc.

         SIGNATURE

         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              NUKO INFORMATION SYSTEMS, INC.

         DATE:    ___________________         By:___________________________

                                                 NAME:  John H. Gorman
                                                 TITLE: Chief Financial Officer

                         NUKO Information Systems, Inc.

                                  EXHIBIT INDEX

             EXHIBIT NO.          DESCRIPTION
                11.1        Calculation of Net Loss Per Share
                27.1        Financial Data Schedule
