Form 10-K
period 1996-12-31
NUKO INFORMATION SYSTEMS INC /CA/
filed 1997-03-31
CIK 108949

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K


FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. (Mark One)

     /X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1996.

     / / Transitional report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ___________ to ____________.

                         COMMISSION FILE NUMBER: 2-31438

                         NUKO INFORMATION SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

DELAWARE                                                                           16-0962874
(State of other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification Number)

2391 QUME DRIVE, SAN JOSE, CALIFORNIA                                                  95131
(Address of principal executive offices)                                             (Zip Code)

Registrant's telephone number, including area code: (408) 526-0288 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Based on the closing sales price for the Registrant's Common Stock on The Nasdaq Stock Market's National Market System on March 21, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $55,302,962.

As of February 28, 1997, 10,489,534 shares of the Registrant's Common Stock were outstanding.

                            Exhibit Index on page 33

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of Registrant's definitive Proxy Statement for its forthcoming Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Report.

                           FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a new "safe harbor" for these types of statements. To the extent statements in this Annual Report involve, without limitation, product development and introduction plans, the Company's expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items, sell-through or backlog, forecasts of demand or market trends for the Company's various product categories and for the industries in which the Company operates or any other guidance on future periods, these statements are forward-looking and involve matters which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such forward-looking statements. These risks and uncertainties include product development or production difficulties or delays due to supply constraints, technical problems or other factors; technological changes; the effect of global, national and regional economic conditions; the impact of competitive products and pricing; changes in demand; increases in component prices or other costs; and a number of other risks including those identified by the Company under the caption "Risk Factors" in Item 1 and elsewhere in this report, and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications. The Company assumes no obligation to update forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

        The Company designs, markets and sells one-way and two-way video networking products that form essential building blocks in the development of broadband (high capacity) video networks. The Company's standards compliant products allow its customers to compress and decompress digital video and to transmit signals over many types of networks using different interfaces and protocols. The Company's digital compression and decompression products are sold under the tradenames Highlander and RAVE and its network solutions are sold under the tradename Intelligent Broadband Services Network ("IBSN"). The Company markets its products and network solutions for enterprise-wide private networks and public networks offered by carriers such as telephone companies, cable companies, satellite companies and microwave communication companies.

        The Company's products are comprised of codecs and multiplexors, which enable video compression and decompression and network interfacing. Such products enable a user to digitize analog signals and to encode, compress, transmit, receive, decompress, decode and display multimedia data streams, allowing the rapid and cost-effective communication of data from the point of origin to remote locations.

        The Company's Highlander products serve the one-way broadcast television market and markets for corporate broadcasting and remote surveillance applications. The Company has targeted its RAVE products at two-way video conferencing, telemedicine, distance learning, remote arraignment and post-production video editing. The Company sells its Highlander and RAVE products separately and in combination as part of its IBSN integrated platform. The Company intends to provide its IBSN customers with Highlander and RAVE products, other standards compliant products, video network consulting services and software to integrate the various pieces of the network, creating a turnkey video network solution.

INDUSTRY BACKGROUND

        The rapid development of video networking technology has created many new commercial and residential markets for digital video services. Business and residential end-user demand for new and better telecommunications services has grown as telcos and information service providers increase their offerings of video applications. Commercial markets for digital video products include video teleconferencing, distance learning, telemedicine, remote arraignment and post-production video editing. Residential markets have developed for broadcast digital video, Internet access and interactive applications such as home shopping.

        Commercial Applications

        Teleconferencing. The largest of the new commercial markets for digital video is teleconferencing. Companies may communicate and share business presentations through the use of video conference calls. The availability of high resolution teleconferencing systems offers the promise of reduced travel costs and improved training programs. Dramatic decreases in transmission costs, the increased availability of switched digital services for both domestic and international networks, improvements in picture quality from improved compression technology and the adoption of worldwide standards have spurred demand for video conferencing products.

        Distance Learning. Digital video networking has been used by schools and continuing education providers to deliver lectures in real time to students at remote locations. The development of two-way communication systems permits student-teacher interaction.

        Telemedicine. Digital video networking increasingly is being used by medical professionals to diagnose and treat patients. Declining reimbursement for radiological interpretations and increased specialization of radiologists have placed pressure on radiologists to increase their numbers of interpretations and compete for business over larger geographic areas. Such pressures have resulted in a need to develop equipment and systems capable of transmitting medical images rapidly to and from remote locations. The use of digital video reduces health care providers' dependence on film and paper, minimizes the risk of loss of the master image and reduces the overall costs of providing efficient radiology services. An Arthur D. Little study estimates that telemedicine can save the health care industry up to $36 billion annually.

        Remote Arraignment. The high cost of transporting suspects from jails to the courthouse may be reduced by using high-resolution video conferencing to enable people in the courtroom to view prisoners in rooms at the jail facility. Court systems already have begun to use digital video for remote arraignments.

        Post-production. Motion picture companies use digital video networks to transfer video from remote locations to centralized post-production editing facilities. The time sensitivity and expense of motion picture projects often make real-time production editing over video networks a necessary and cost-effective alternative to transporting movie reels to various locations for post-production editing.

        Residential Applications

        Broadband networks also offer numerous applications for residential use. The development of two-way networks capable of handling large amounts of video, audio and other data simultaneously allow service providers to offer telephone service, Internet access, broadcast digital video and other interactive applications such as home shopping over the same infrastructure.

        Competition for Telecommunications Markets

        Telcos and cable companies increasingly are competing with each other and with other video providers, such as Direct Broadcast Satellite ("DBS") and Multichannel Multipoint Distribution Systems ("MMDS") companies, to supply bandwidth for the transmission of video signals. Such competition has been prompted by the development of technologies which permit telcos, cable companies and other providers to provide new services through their existing infrastructures. The enactment of the Telecommunications Act of 1996 (the "Telecommunications Act") has further fueled such competition by reducing barriers to entry to the telecommunications market and has eliminated many restrictions on the provision of a wide range of telecommunications services by telcos and other service providers. While cable companies and alternative access providers are now permitted to supply phone service to customers, telcos are exploring means of providing video to their customers. Cable companies have begun testing cable modems, which permit a customer to effect two-way data transmission over the customer's existing cable connection, and telcos have sought to develop methods for providing broadcast video and Internet access through existing phone lines. Meanwhile, alternative access providers have begun to deploy fiber and wireless systems for high volume data transmission to business centers and other high density metropolitan areas. In an effort to maintain market share in the face of such deployments, telcos have accelerated their efforts to upgrade their networks and increase their telecommunications service offerings.

        Networks

        Digital video may be transmitted through many types of networks, from telecommunications networks, which may be wired or wireless, to private networks, which usually are wired. Wired networks include fiber optic to the curb ("FTTC"), hybrid fiber coax ("HFC") and Asymmetric Digital Subscriber Line ("ASDL") transmissions over twisted-pair copper wiring. Wireless networks include Direct Broadcast Satellite ("DBS") networks and Multichannel Multipoint Distribution Systems ("MMDS") networks.

        In order to distribute compressed MPEG-2 streams over terrestrial or non-terrestrial wide area networks, a company must interleave or "multiplex" multiple channels of audio, video and data streams into streams meeting MPEG-2 standards and adapt them to the network over which it will be transmitted. Different network interfaces and protocols such as IP, ATM/SONET, DS3, IFMP and RSVP are used at different points in video networks depending on what type of network function is being performed.

NUKO SOLUTION

        While service providers and end users generally expect video networks to communicate and interoperate in the same manner as existing data networks, the various types of applications, networks, interfaces and protocols have made this objective difficult to achieve. However, the Company offers a number of products and services to meet the growing demand for flexible and interoperable video networking products and services. The Company's standards compliant products allow its customers to compress and decompress digital video and to transmit signals over many types of networks using different interfaces and protocols. The Company has targeted its Highlander products at the one-way cable television broadcast market and markets for corporate broadcasting and remote surveillance applications. The Company has targeted its RAVE products at two-way video conferencing, telemedicine, interactive distance learning, remote arraignment and post-production video editing. The Company's IBSN platform provides an integrated end to end solution with interoperability between NUKO products, products from NUKO's strategic alliances and standards based products from other vendors.

STRATEGY

        The Company's objective is to become a leading supplier of commercial and residential video networking products and services. The Company's strategy includes the following principal elements.

        Maximize Flexibility Through Software Configuration. The Company's strategy is to focus on the development of software to provide customized "end-to-end" solutions to meet each of its customer's unique needs. The Company believes that its focus on software solutions offers its customers the interoperability, flexibility, customizability and rapid product migration that they will require with respect to their video networks. The Company believes that this focus on software customization differentiates the Company from other video network companies which focus primarily on their hardware products. The Company believes that growth in the video networking industry will be dependent on the Company's ability to meet customers' specific software requirements in implementing and developing a variety of interoperable private and public video network systems encompassing different geographic areas with varied and potentially large numbers of end-users and subscribers.

        Develop Strategic Alliances. The Company's strategy is to develop various strategic alliances with established telecommunications equipment and service providers, Internet equipment and service providers and original equipment manufacturers of networking products and consumer electronics. The Company believes entering into strategic alliances with these larger and more established companies will provide faster market penetration of its video networking products. These companies are competing among themselves and against cable television companies and other telecommunications companies to offer expanded video networking services and products to both commercial and residential customers. The Company believes that these strategic alliances will allow it to more rapidly expand its customer base as these video networks are deployed. The Company has currently entered into strategic alliances with among others Northern Telecom ("Nortel"), Pacific Bell, Alcatel, Telus, Cisco, Samsung, Daewoo, BroadBand Technologies and Korea Network Corporation. The Company intends to aggressively pursue additional alliances with other major companies in this area as opportunities become available. The Company's most significant current alliance with Nortel has already provided the Company numerous customer opportunities and other strategic partners.

        Rapidly Deploy and Commercialize Products. The Company's strategy is to use its current technology leadership position and strategic alliances to immediately begin offering its video networking products and services to the commercial markets for teleconferencing, distance learning, telemedicine, remote arraignment and post-production video editing. In addition, the Company believes that its video networking products are also suitable for the potentially vast video networks which are being developed for residential consumers to provide telephone service, Internet access, on-demand video entertainment and interactive home shopping. The Company believes that implementation of video networking infrastructure will require significant expenditures as these markets develop.

        Develop International Market Presence. The Company's strategy is to focus on international as well as domestic market opportunities. The international networking markets are not only potentially much larger than the U.S. markets but are generally much less developed and less regulated than U.S. markets. As a result, international customers must spend more capital on establishing initial infrastructure, but with less investment in such initial infrastructure and fewer regulatory constraints, international customers usually are willing to bypass earlier technologies and begin developing the most advanced technology. For example, the Company has recently entered into a strategic alliance with Samsung which is currently deploying, with Korea Telecom, FTTC video networking technology to South Korean residential and commercial customers.

        Provide Products Which Comply With Open Industry Standards and Necessary Regulatory Certifications. The Company's strategy is to configure its software products to be interoperable with well-established and emerging "open" video network technologies, including MPEG-2, DS3, ATM/SONET and OC3. Also, the Company seeks to have its products interface with all network software protocols including RSVP, IFMP, Phased Slot Allocation, IP and ATM. The Company chooses its strategic partners with the objective of providing open system architecture which promotes and develops these emerging industry standards. The Company believes that interoperability among all video network and network equipment will become an absolute requirement for all customers and end-users in the same manner as interoperability is now required among current Internet and data network users. In addition, the Company has devoted substantial resources to achieving regulatory certifications required by telcos before they will deploy certain products. The Company believes that these regulatory compliance certifications, which are often time-consuming and costly, can serve as a future barrier to entry for new competitors.

PRODUCTS

        The Company's Highlander and RAVE products perform compression, decompression and multiplexing functions. The Company also manufactures and sells network access products and an integrated network solution sold under the tradename Intelligent Broadband Service Network ("IBSN"). The Company's products may be sold separately or in different combinations as required by a customer's needs.

        Highlander

        The Company designs and markets codecs under the Highlander tradename. The term "codec" is used to describe a compression/decompression system which encodes and compresses digital signals prior to broadcast and decodes and decompresses them for viewing or other use after reception. The Company's Highlander products (i) digitally encode, (ii) compress, (iii) transmit, (iv) decompress and (v) decode data, thereby minimizing the time required to transmit video and audio data to remote locations. Highlander products also have the ability to combine or "multiplex" multiple channels of data into a single transmission signal on a high-capacity line, such as a fiber-optic cable, then uncombine the signal into multiple channels after reception of the transmission. Because they comply with the MPEG-1 and MPEG-2 international standards for data compression, Highlander codecs not only can compress data at ratios ranging from 1:10 up to 1:200 (depending on content), they also are compatible with all other equipment that meets MPEG design standards.

        Single Channel MPEG-2 Encoders. The Company's VF-1000 single channel encoders provide MPEG-2 real time encoding capability with bit rates ranging from 1.5Mb/s to 15Mb/s. The single channel encoder takes data, audio or video input in PAL or NTSC analog format or digital format and compresses the input signal into a MPEG-2 stream. The single channel product can be deployed by itself or in combination with other single channel units through a "rack and stack" solution to provide multiple channel capabilities. The VF-1000 product can be managed by any standards based Simple Network Management Protocol ("SNMP") network manager or by NUKO's network management products. Various parameters can be configured in each Highlander system, such as bit rate, compression mode and selection of input, to accommodate various applications and to optimize bandwidth utilization on the network. The VF-1000 single channel product can be connected to the wide area network through the Company's multiplexor products.

        Multichannel MPEG-2 Encoders. The Company's VF-9000 multichannel encoders offer the same MPEG-2 real time encoding capabilities as the VF-1000 single channel encoders, while supporting up to nine channels per chassis. The Company currently is developing a multichannel encoder that will support up to twenty channels per chassis, which would provide the industry's most compact multichannel encoder. The VF-9000 encoders include a SPARC controller and each channel can be configured to have complete redundancy and hot-swap capabilities.

        Audio/Video/Data Router. The Company's audio/video/data router is a key component of its integrated multichannel encoding solution, which provides source input redundancy. The audio/video/data router is a cross matrix switch that supports up to nine inputs and outputs of audio, video or data signals. The router connects to the Company's VF-9000 multichannel encoders or to a rack and stack configuration of single channel encoders and provides auto-switching of the input signal to the backup channel configured in the VF-9000 or the rack and stack configuration.

        Single Channel Decoder and Monitoring Decoder. The Company has developed a single channel decoder which may be used for real time decoding of MPEG-2 transport streams into analog signals. It also can be used as a monitoring decoder to monitor the signal quality of the MPEG-2 encoder. The monitoring decoder typically is configured as a stand alone decoder and is a key component in the integrated Highlander solution.

        Multichannel Decoder. The Company's multichannel decoder, also known as an Integrated Receiver Decoder ("IRD"), may be used at locations such as a cable television head-ends, distance learning classrooms or multiple dwelling units to receive multiple channels of encoded MPEG-2 transport streams from terrestrial ATM or DS3 networks or wireless satellite or MMDS networks. At the receiving site, the channels are decoded in real time into analog signals for display or for local distribution over an analog network. Also, in commercial applications, local channels can be added at the head-end for redistribution of the desired MPEG-2 streams over the local network.

        Highlander Cabinet and Integrated Encoding Solution. The Company offers an integrated MPEG-2 encoding solution in a 19" Highlander cabinet which contains five sections: (i) an audio/video/data router for input signal redundancy; (ii) a fully redundant encoder section that provides MPEG-2 encoder redundancy with hot-swap capabilities; (iii) a multiplexor section that provides access to a terrestrial network (such as ATM or DS3) or to a wireless network (such as DBS or MMDS); (iv) a completely redundant power supply section; and (v) a monitoring decoder to monitor the quality of the compressed video signal prior to transmission over the video network. The entire integrated encoding solution can be managed from any standards based SNMP network manager on the network or the Company's network management products.

        Highlander Management Solution. The Company has developed a Highlander Management Solution to provide configuration, performance, fault and application management capabilities, including redundancy and backup configuration. The Highlander Management Solution is based on the SNMP open standard. The Company has designed an extensive Management Information Base ("MIB"), which is a dictionary of manageable objects that can be integrated with any network manager selected by the customer. The Company has made the MIB available to integration partners and customers. Each of the Highlander devices, such as codecs and multiplexors, have an agent module that provides the management capability for the device.

        RAVE Product Line

        The Company has targeted the RAVE product line for two-way communication applications, such as interactive distance learning, telemedicine, remote arraignment, broadband conferencing, and Inter/Intranetworking applications. One such RAVE product is the Company's Broadband Conferencing System ("BCS"). BCS is a high quality turnkey conferencing system for audio, video and data, which provides high bandwidth broadband conferencing solutions. The Company believes BCS will first be used for video conferencing and data transfer among multiple participants at different sites. Typical bit rates for BCS range from 3 Mb/s to 20 Mb/s, permitting MPEG-2 transmission over DS3 and ATM networks. BCS is based on open standards and is compatible with products from other vendors, which makes BCS attractive to service providers. The Company expects that future versions of BCS will provide LAN to LAN communication, an important application for commercial networks such as corporate enterprise networks. The BCS product accommodates conference scheduling, room controls, device management and data transfer based on TCP/IP protocols. The integrated solution also includes video servers and permits Internet access.

        Access Products

        The Company's access products provide application level and network connectivity (access) between an end node and a wide area network for both terrestrial and non-terrestrial networks. The Company's ATM Multiplexor, for example, converts multiple MPEG-2 streams into ATM packets for transmission on an ATM network. It can support up to eighteen MPEG channels with variable bit rates ranging from 3 to 40 Mb/s per input channel. The ATM Multiplexor also can support several line interfaces to the wide area network, including interfaces based on DS3 (45Mb/s) or OC3 (155Mb/s) standards in North America and E3/STM1 in Asia and Europe. The ATM Multiplexor product line permits intelligent video routing based on IP, IFMP, and RSVP protocols for routing multimedia traffic from LANs to WANs and is fully compatible with ATM UNI 3.0 and 3.1 specifications. The Multiplexor has a controller and a network management agent that supports SNMP and can be managed from the Highlander Management System.

        IBSN Integrated Solution

         The Company's Intelligent Broadcast Services Network ("IBSN") is a platform that provides end to end solutions for broadband video networking. The Company intends to position IBSN as a turnkey video network solution. The Company will provide its IBSN customers with Highlander and RAVE products, other standards compliant products, video network consulting services and software to integrate the various pieces of the network. The IBSN solution's integration of various hardware and software components offers content origination, content transmission and content reception capabilities in a single end to end network solution.

SALES AND MARKETING

        In selling and marketing its products, the Company relies on its in-house sales and marketing personnel, the sales and marketing resources of many of its strategic partners and agents the Company engages as necessary. The Company believes that its relationships with its strategic partners, many of which have established themselves in digital networking markets, help make its products more visible and attractive to customers. The Company's products are complex, requiring the Company's sales people and those of its strategic partners to have a high degree of technical sophistication in order to market the products effectively.

        The Company's direct sales efforts are focused on telcos, cable TV companies and DBS companies, as well as private network users such as corporations, governments and the military. The Company's also relies on telcos, cable TV companies and systems integrators to provide the Company's products to end users as parts of networking packages assembled by such companies. In addition, the Company has established a number of OEM relationships, such as its relationship with Nortel for the manufacture and sale of two-way codecs. See "-- Risk Factors -- Dependence on Certain Customers."

CUSTOMERS

        During the fiscal year ended December 31, 1996, sales by the Company to its largest customer, Nortel, accounted for 44.6% of the Company's consolidated revenues. The loss of Nortel as a customer would have a material adverse effect on the Company. The Company also made significant sales of its products in fiscal 1996 to Southwestern Bell Telephone, Daewoo and Samsung. The Company expects to continue to make sales to Daewoo and Samsung, but it has completed its contract with Southwestern Bell.

COMPETITION

        The markets in which the Company competes are intensely competitive and are characterized by declining average selling prices and rapid technological change. The Company believes that the principal factors of competition in its markets are product definition, product design, system cost, functionality, time-to-market, reliability and reputation. The Company competes with major domestic and international companies, most of which have substantially greater financial and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of their products. Some of these companies own proprietary video compression technology competitive with the Company's standards-based systems. The Company may also face increased competition in the future from new entrants into its markets. In particular, as the markets for the Company's products develop, competition from large companies may increase significantly. The ability of the Company to compete successfully in the rapidly evolving markets for high performance audio/video compression technology depends on factors both within and outside of its control, including success in designing and subcontracting the manufacture of new products that implement new technologies, adequate sources of raw materials, protection of the Company's products by effective utilization of intellectual property laws, product quality, reliability, price and the efficiency of production, the pace at which customers incorporate the Company's products into their products, success of competitors' products and general economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

        In its compression and networking business, the Company competes with vertically integrated system suppliers including General Instrument, Scientific Atlanta and Philips, as well as more specialized suppliers including the DMV division of News Corp., C-Cube Microsystems, Inc.'s DiviCom subsidiary, ADC, FutureTel, ABL, Wegener and Optivision. In particular, the Company's RAVE products compete with products with MPEG-2 and ATM capabilities developed by MPR Teltech and the Atrium product line from AG Communications Systems.

        In addition to direct competition from other suppliers, the Company also competes with producers of low cost analog (uncompressed) and digital (proprietary) technologies.

RESEARCH AND DEVELOPMENT

        The Company believes its success will depend in large part on its ability to enhance existing products and continue developing new products incorporating emerging digital video networking technologies. The Company has devoted a substantial portion of the investment capital it has received since inception to research and development. The Company expended approximately $6,700,000 and $1,300,000 on Company-sponsored research and development during the fiscal year ended December 31, 1996 and the eight-month fiscal period ended December 31, 1995, respectively. Although the Company did not engage in any customer-sponsored research and development activities during the fiscal years ended April 30, 1995 or 1994, in the fiscal period ended December 31, 1995 and the fiscal year ended December 31, 1996, the Company performed research and development under contract of Nortel.

        The Company develops most of its products in-house and currently has a research and development staff which includes over 20 engineers. The Company augments its own research and development efforts through strategic relationships it has developed with NUKO Information Systems (India) Private Limited ("NUKO India") and Tata Unysis. The Company owns 48% of NUKO India, which performs certain development activities on behalf of the Company. During the periods ending December 31, 1996, December 31, 1995 (eight months) and April 30, 1995, the Company advanced approximately $96,000, $82,000 and $48,000, respectively, to NUKO India. In the fiscal year ended December 31, 1996, Tata Unysis provided the services of two engineers for six months and one engineer for six months. The Company paid Tata Unysis approximately $117,000 for the research and development work performed by the engineers.

        The Company is committed to continuing the development of its core technologies and anticipates that it will devote a significant portion of revenues to ongoing research and development, particularly with respect to software development. The Company is currently developing the next generation of Highlander products, which are anticipated to support form factor reduction, ATM and DS3 networks with enhanced network management capabilities and better integration of features for carrier companies.

INTELLECTUAL PROPERTY

        Although the Company has sought patent protection for certain of its technology, the Company relies primarily on know-how and trade secrets to protect its intellectual property. The first patent application filed by the Company relates to technology that enables customers to use unused portions of the spectrum.

        The Company attempts to protect its trade secrets and other proprietary information through agreements with its customers, suppliers, employees and consultants, and through other security measures. Each of the Company's employees is required to sign a nondisclosure and noncompetition agreement. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful. In addition, the laws of certain countries in which products incorporating the Company's technology may be developed, manufactured or sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. There is also no assurance that any particular aspect of the Company's technology or products will not be found to infringe the claims of existing patents, although, to date, the Company has not received any claims that its products infringe on the proprietary rights of third parties.

        While the Company's ability to compete may be affected by its ability to protect its intellectual property, the Company believes that, because of the rapid pace of technological change in the telecommunications industry, its technical expertise and ability to introduce new products on a timely basis will be more important in maintaining its competitive position than protection of its existing intellectual property and that patent, trade secret and copyright protections are important but must be supported by other factors such as the expanding knowledge, ability and experience of the Company's personnel, new technology and products and product enhancements.

MANUFACTURING

        The Company subcontracts the manufacture of its products to other companies that have ISO 9000 certified manufacturing facilities and that produce chip sets having the high-speed processors needed in video compression. Digital compression chip-sets typically command higher prices than the analog-based chip-sets used in conventional analog codecs. The Company believes that the digital video compression market is currently in an embryonic stage and that advancements in digital video compression technology will result in smaller form factors and lower prices for these chip-sets.

        The Company has formalized contractual relationships with its most significant vendors, which the Company believes are of significant size and scope as to minimize risk from both the manufacturers' process capability as well as procurement capabilities; however, any possible delays in the manufacture and delivery of product could result in a need to find alternative manufacturing resources. Should it be required to find alternative sources of manufacturing, the Company believes it could do so, but there could be significant delays in production that could have a necessary adverse impact on the Company's results of operations. Of the product lines which the Company offers for sale, certain products are based upon the existing technologies available, which in some cases are single sourced. Although there is no current shortage for these components, there is no guarantee of future availability for these parts.

        Most of the materials and supplies purchased by the Company are standard electronic components, including transistors, integrated circuits, resistors, capacitors and circuit boards manufactured by multiple suppliers. Currently, the Company purchases only one component, its video-compression RISC processors, from a single qualified source. In the event of a failure of the current sole source supplier, a material delay in shipments could result. The Company is seeking to qualify additional video compression vendors; however, there is no assurance that the Company will be able to locate additional sources of supply in a timely manner.

GOVERNMENT REGULATION

        The telecommunications industry, including most of the Company's customers, is subject to regulation by federal and state agencies, including the Federal Communications Commission ("FCC") and various state public utility and service commissions. While such regulation does not necessarily affect the Company directly, the effects of such regulations on the Company's customers may, in turn, adversely affect the Company's business and results of operations. For example, FCC regulatory policies affecting the availability of telco services and other terms on which telcos conduct their business may impede the Company's plans for deployment of its technology.

        In February 1996, the Telecommunications Act was enacted. A primary factor in passage of the Telecommunications Act was the desire to deregulate and foster competition in the telecommunications markets. While the Company believes deregulation and increased competition, in general, will be favorable to its operations and business plan, the effect of the Telecommunications Act on the telecommunications industry is unclear. The Company's strategy depends, in part, on the RBOCs and other leading telcos remaining in a dominant position as consumers of digital compression and networking products from the Company or its OEMs. If the product market for digital compression and networking equipment or other such products becomes more fragmented as a result of deregulation, then the Company could experience a material adverse effect on its business, financial condition or results of operations.

        In addition, the Company's business and operating results may also be adversely affected by the imposition of certain tariffs, duties and other import restrictions on components that the Company or its OEM customers obtains from non-domestic suppliers or by the imposition of export restrictions on products sold internationally and incorporating the Company's technology. Internationally, governments of the United Kingdom, Canada, Australia and numerous other countries actively promote and create competition in the telecommunications industry. Changes in current or future laws or regulations, in the U.S. or elsewhere, could materially and adversely affect the Company's business, financial condition or results of operations.

EMPLOYEES

        As of December 31, 1996, the Company had 96 full-time employees. Of this total, 28 were engaged in research and development, 30 in marketing and sales, 26 in manufacturing and 12 in administration and finance. In addition, there are 10 engineers supporting the Company's efforts through an associated firm by the name of NUKO Information Systems (India) Private Ltd. located in Bangalore, India.

RECENT DEVELOPMENTS

        On January 7, 1997, the Company consummated its reincorporation from New York to Delaware by effecting the merger of the Company, formerly a New York corporation ("NUKO New York"), into its wholly owned Delaware subsidiary ("NUKO Delaware"). The reincorporation was previously approved by the Company's board of directors and by its shareholders at a special meeting held on December 11, 1996. On the effective date of the merger, each share of NUKO New York Common Stock and each share of Series A Convertible Preferred Stock, par value $.001 per share ("Convertible Preferred Stock"), of NUKO New York issued and outstanding immediately prior thereto were converted into and exchanged for one fully paid and nonassessable share of common stock, $.001 par value, and one fully paid and nonassessable share of Convertible Preferred Stock, $.001 par value, of NUKO Delaware, respectively. In addition, NUKO Delaware assumed the obligations of NUKO New York under the option plans and all other employee benefit plans of NUKO New York. Each outstanding and unexercised option, warrant or other right to purchase NUKO New York Common Stock became an option, warrant or right to purchase NUKO Delaware Common Stock, respectively. See "Item 4. Submission of Matters to a Vote of Security Holders."

RISK FACTORS

        In addition to the other information contained in this Annual Report, the following risk factors should be carefully considered in evaluating the Company.

        HISTORY OF LOSSES. Since its decision to enter the video networking market, the Company has operated at a loss because the Company's revenues have been insufficient to support the comparatively substantial expenses incurred by the Company, primarily for research and development. The Company recorded net losses of approximately $700,000 in fiscal 1994, $1,700,000 in fiscal 1995, $2,000,000 for the eight months ended December 31, 1995 and $14,700,000 in fiscal 1996. The Company's accumulated deficit at December 31, 1996 is approximately $19,100,000. The Company expects to continue to incur substantial losses in future periods. There can be no assurance that the Company's products will be widely accepted in the marketplace or to the extent sales are made, that the volume, pricing and timing will be sufficient to permit the Company to achieve profitability in the future. As of December 31, 1996, the Company has net operating loss carry forwards of approximately $16,000,000 and $4,500,000 available to offset future federal and state taxable income, respectively, which losses expire at various dates from 1997 to 2011. The utilization of these losses is contingent upon the Company's ability to generate taxable income in the future. Management does not believe, based upon available evidence, that it is more likely than not that the Company will be able to realize the deferred tax assets.

        INDISPENSABLE NEED FOR CAPITAL/REPORT OF INDEPENDENT ACCOUNTANTS REGARDING ABILITY TO CONTINUE AS A GOING CONCERN. Primarily because of the Company's history of operating losses, there is substantial doubt about the Company's ability to continue as a going concern unless the Company is able to obtain additional equity financing. The Company anticipates that without additional financing it would likely run out of cash to fund its operations during the second fiscal quarter of 1997. The Company currently does not have any arrangements to obtain other sources of financing. If the Company were unable to secure such financing, the Company would at a minimum be forced to revise its 1997 Operating Plan. The report of independent accountants on the Company's financial statements included herein includes an explanatory paragraph to this effect. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and the Financial Statements.

        ADDITIONAL CAPITAL REQUIREMENT. At closings held on December 16, 1996 and February 28, 1997, the Company issued to a single institutional investor (the "Investor") an aggregate of 10,000 shares of the Company's Series A Convertible Preferred Stock ("Convertible Preferred Stock") for an aggregate purchase price of $10,000,000 (the "Private Placement"). Although the Company believes that its existing cash resources and the proceeds of the Private Placement will provide adequate funding for its capital requirements through the first quarter of 1997, the Company expects it will need additional funds to support its operating plan at some time during the first half of 1997. The Company's capital requirements will depend on many factors, including the progress of its research and development efforts, its timely receipt of revenue from sales of its products to large customers, the need to devote resources to manufacturing operations, and the demand for the Company's products. Additional future financing may occur through the sale of unregistered Common Stock or convertible securities in exempt offerings or through the public offering of registered stock or convertible debt. Pursuant to the Securities Purchase Agreement dated as of December 13, 1996 between the Company and the Investor, however, the Company may not, without the prior written consent of the Investor, negotiate or contract with any party to obtain any additional equity financing (including debt financing with an equity component) until June 28, 1997 unless such financing is by way of a firm commitment underwriting, the issuance of securities in connection with a merger, consolidation or sale of assets or the issuance of securities in connection with a strategic investment or joint venture. The Investor will also have a right of first refusal during the 240 days beginning June 28, 1997 to purchase securities on the same terms offered by potential investors during such period, subject to the same exceptions applicable during the period ending June 28, 1997. There can be no assurance that new financing will be available when needed by the Company or that the terms, if available, will be satisfactory to the Company. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its research and development or manufacturing programs or to obtain funds through arrangements that may require the Company to relinquish rights to certain of its technologies or potential products or other assets that the Company would not otherwise relinquish. The inability of the Company to raise needed funds would have a material adverse effect on the Company's business, financial condition and results of operations.

        SHORT OPERATING HISTORY. The Company's operations are subject to all of the risks inherent in a new business enterprise, including the absence of a substantial operating history and the expense of new product development. Various problems, expenses, complications and delays may be encountered in connection with the development of the Company's products and business. Future growth beyond present capacity will require significant expenditures for expansion, marketing, research and development. These expenses must be paid out of future equity or debt financings or out of generated revenues and Company profits. The availability of funds from any of these sources cannot be assured.

        The Company was incorporated in the State of New York in 1968 under the name Yondata Corporation and, in October 1992, changed its name to Growers Express Corporation. In May 1994, Growers Express Corporation merged with NUKO Technologies, Inc., a California corporation, and following the merger, Growers Express changed its name to NUKO Information Systems, Inc. and commenced operations through NUKO Technologies, Inc., which survived the merger as the Company's wholly owned subsidiary. In January 1997, the Company effected a reincorporation from New York to Delaware by merging itself into its wholly-owned Delaware subsidiary. From 1970 to 1994, the Company had no operations and no revenues. The Company's management, which had no affiliation with Growers Express prior to the merger with NUKO Technologies in May 1994, has almost no knowledge of the Company's activities between its incorporation in 1968 and the merger, and very few corporate records relating to the period between 1970 and 1994 are available. As a result, while management believes that there are no material liabilities relating to the predecessor company, there can be no assurance that there are no potential liabilities relating to such period or that the Company always conducted its corporate activities during this period in accordance with the New York Business Corporations Law.

        EARLY STAGE OF PRODUCT DEVELOPMENT. Since early 1994, the Company has been primarily engaged in research and development of its technologies, product design and establishment of strategic alliances on which the Company expects to depend for manufacturing, sales and distribution of its potential products. The Company has only recently begun to generate significant revenues from the commercialization of products. The Company has to date sold its initial products only in limited quantities, primarily for use in development, demonstration and testing of prototypes. Certain contracts may relate to new technologies that may not have been previously deployed on a large-scale commercial basis. The Company's products are based on technologies that have not been widely deployed, and there can be no assurance that the Company will be able successfully to market its initial products to generate the increased revenues necessary to sustain full scale commercial production or that the Company's products will be well received when introduced into the marketplace on a full commercial scale. The Company's products also must interoperate effectively among a wide variety of different equipment, different protocols and different transmission speeds. While the Company believes its products interoperate effectively among the principal configurations of equipment, protocols and transmission speeds that are currently commercially deployed, there can be no assurances that the Company's products will continue to interoperate effectively among other configurations of equipment, protocols and transmissions which may be developed or utilized in the future. Moreover, management of the Company has limited experience with the distribution of technologically complex products in commercial quantities and there can be no assurance that the Company will be able to make necessary adaptations to successfully move from the research and development stage to full commercial production and distribution.

        COMPETITION. The segments of the telecommunications industry in which the Company competes are intensely competitive and are characterized by declining average selling prices and rapid technological change. The Company competes with major domestic and international companies, virtually all of which have substantially greater financial, technical, production and marketing resources than the Company with which to pursue engineering, manufacturing, sales, marketing and distribution of their products. For example, in its compression and networking business, the Company competes with vertically integrated system suppliers including General Instrument Corporation, Scientific-Atlanta, Inc. and Philips, as well as more specialized suppliers including the DMV division of News Corp., C-Cube Microsystems' DiviCom Inc. subsidiary, and the TV/COM subsidiary of Hyundai. In addition, some of the Company's customers are actual or potential competitors of the Company, competing against the Company with its own products. The Company believes that the principal criteria for competition in its market include cost competitiveness, flexibility, revenue generation capability, compatibility with existing networks and upgradeability, as well as customer support. There is no assurance that the Company will be able to compete successfully with these other companies on these factors or otherwise. See "-- Competition."

        MANAGEMENT OF GROWTH. During 1996, the Company began to experience significant growth which the Company expects will continue at a rapid pace for the foreseeable future. Such growth has placed, and will continue to place, significant strain on the Company's limited personnel and other resources. The Company's ability to manage any further growth, should it occur, will require it to implement and continually expand operational and financial systems, recruit additional employees and train and manage both current and new employees. There can be no assurance that the Company will be able to find qualified personnel to fill needed positions or be able to successfully manage a broader organization. The failure of the Company to effectively expand or manage these functions consistent with any growth that may occur could have a material adverse effect on the Company's business and results of operations.

        DEPENDENCE ON CUSTOMER CAPITAL SPENDING REQUIREMENTS AND PURCHASING TRENDS. The Company's business is directly impacted by capital spending requirements and funding of the Regional Bell Operating Companies ("RBOCs") and other major customers in the telecommunications industry. The capital budgets of these customers or potential customers is beyond the control of the Company and can be affected by numerous factors completely unrelated to the performance, quality and price of the Company's products. Should the Company's customers or potential customers suffer budgeting cutbacks affecting their capital purchasing plans, the Company's results of operations could be adversely affected. In addition, in recent years, the purchasing behavior of the Company's customers has increasingly been characterized by the use of large contracts with few suppliers. This trend is expected to intensify and will contribute to the variability of the Company's results. Such larger purchase contracts typically involve longer negotiating cycles, require dedication of substantial amounts of working capital and other resources and, in general, require investments that may substantially precede recognition of associated revenues. Moreover, in return for larger, longer-term purchase agreements, customers often demand more stringent acceptance criteria, which may also cause revenue recognition delays. For example, if customers ask the Company to price its products based on estimates of such customers' future requirements, and such customers fail to take delivery of an amount comparable to the estimated amount on which the Company bases its prices, the Company may recognize lower margins on product revenue.

        RELIANCE ON TELCOS. Before purchasing products such as those of the Company, telephone companies ("telcos") subject such products to lengthy approval processes, which can take several years or more for complex products based on new technologies. The Company expects to be required to submit each successive generation of its products as well as new products to its telco customers for approval. The length of the approval process will depend upon a number of factors, including the complexity of the product involved, development priorities of telcos, telcos' budgets and regulatory issues affecting telcos. Moreover, the need for regulatory approval from the Federal Communications Commission (the "FCC") for certain new telco services prior to their implementation may delay the approval process. Any such delay would have a material adverse effect on the Company's business, financial condition and results of operations.

        Historically, telcos have been cautious in implementing new technologies. Telcos' deployment of the Company's compression and networking technologies may be prevented or delayed by a number of factors, including telcos' lengthy product approval and purchase processes; cost; regulatory barriers that may prevent or restrict telcos from providing interactive multimedia services; the lack of demand for Internet access and other interactive multimedia services; the lack of sufficient programming content for interactive multimedia services; the availability of alternative technologies; and telcos' policies that favor the use of such alternative technologies. In addition, telcos are generally reluctant to deploy new technologies available only from a single source, especially when the supplier is as small as the Company, and often require alternative sources before deploying a new technology. This reluctance may put the Company at a competitive disadvantage relative to some of its competitors. Even if telcos adopt policies favoring full-scale implementation of the Company's compression and networking technologies, there can be no assurance that sales of the Company's products will become significant or that the Company will be able successfully to introduce its products on a timely basis or to sell those products in material quantities. The failure of telcos to deploy the Company's technologies would have a material adverse effect on the Company's business, financial condition and results of operations. Even if demand for the Company's products is high, telcos may have sufficient bargaining power to demand low prices and other terms and conditions which may have a material adverse effect on the Company's business, financial condition and results of operations.

        DEPENDENCE ON SUPPLIERS. The Company purchases certain of the chips and chip sets needed in its products from single source suppliers. The Company is dependent upon such suppliers to deliver parts and components as needed for the manufacture of the Company's products, but there can be no assurance that such suppliers will continue to be able to serve the Company's needs. While there are alternative sources of supply for each of the components outsourced by the Company, the Company would incur delays if required to switch to another supplier. Any disruption of the Company's relationships with any of its key single source suppliers or manufacturers or other limitations on the availability of these products provided by such suppliers could have an adverse effect on the Company's business and operating results.

        PRICING PRESSURES. The markets into which the Company sells or will sell its products are characterized by extreme price competition, and the Company expects the average selling prices of its products will decrease over the life of each product. In order to partially offset declines in the selling price of its products, the Company will need to reduce the cost of its products by implementing cost reduction design changes, obtaining cost reductions as and if volumes increase and successfully managing manufacturing and subcontracting relationships. Since the Company does not operate its own manufacturing facilities and must make binding commitments to purchase products, it may not be able to reduce its costs as rapidly as companies that operate their own manufacturing facilities. The failure of the Company to design and introduce lower cost versions of its products in a timely manner or to successfully manage its manufacturing relationships would have a material adverse effect on its business and results of operations.

        DEPENDENCE ON SUBCONTRACTORS. The Company's reliance on subcontractors to manufacture and assemble certain products involves significant risks, including reduced control over delivery schedules, quality assurance, manufacturing yields and cost, the potential lack of adequate capacity and potential misappropriation of its intellectual property. Although the Company has not experienced material disruptions in supply to date, there can be no assurance that manufacturing or assembly problems will not occur in the future or that any such disruptions will not have a material adverse effect upon the Company's results of operations. Further, there can be no assurance that suppliers who have committed to provide product will do so, or that the Company will meet all conditions imposed by such suppliers. Failure to obtain an adequate supply of products on a timely basis would delay product delivery to the Company's customers, which would have a material adverse effect on the Company's business and results of operations. In addition, the Company's business could also be materially and adversely affected if the operations of any supplier are interrupted for a substantial period of time, or if the Company is required, as a result of capacity constraints in its industry or otherwise, to increase the proportion of goods purchased from higher cost suppliers in order to obtain adequate product volumes.

        DEPENDENCE ON CERTAIN CUSTOMERS. The Company has derived a substantial amount of its revenues from contracts with a limited number of customers. During the fourth quarter of 1996, Nortel accounted for approximately 60% of the Company's revenues. Although the Company expects that Nortel will represent a significantly smaller portion of revenues in future periods, it is anticipated that it will continue to be an important revenue source for the foreseeable future. Nortel's contract does not require any minimum purchases. The loss of Nortel as a customer would have a material adverse effect on the Company's business and results of operations. During 1996 approximately 25% of the Company's revenues were derived from contracts with Southwestern Bell, all of which have been completed. While the Company is continuing to seek additional opportunities with Southwestern Bell, there can be no assurances that any additional revenues will be derived from contracts or arrangements with Southwestern Bell.

        FLUCTUATIONS IN QUARTERLY RESULTS; LACK OF BACKLOG. The Company has experienced, and expects to continue to experience, significant fluctuations in its quarterly results of operations. Factors that have contributed or may contribute to future fluctuations in the Company's quarterly results of operations include the size and timing of customer orders and subsequent shipments, customer order deferrals in anticipation of new products, timing of product introductions or enhancements by the Company or its competitors, market acceptance of new products, technological changes in the telecommunications industry, competitive pricing pressures, accuracy of customer forecasts of end-user demand, changes in the

Company's operating expenses, personnel changes, changes in the mix of product sales and contract and consulting fees, quality control of products sold, disruption in sources of supply, regulatory changes, capital spending, delays of payments by customers and general economic conditions. The timing and volume of customer orders are difficult to forecast. The Company does not have a material backlog of orders for its products.

        The Company intends to continue to make significant ongoing research and development expenditures for new products and technologies, which may have a material adverse effect on the Company's quarterly results of operations. The Company's expense levels are based in part on expectations of future revenues and are relatively fixed in the short term. The Company intends to increase operating expenditures as the Company expands its operations to develop and market its compression and networking products. Consequently, a shortfall in quarterly revenues due to a lack of sales of the Company's products or otherwise would adversely impact the Company's business, financial condition and results of operations in a given quarter due to the Company's inability to adjust expenses or inventory to match revenues for that quarter. In addition, there can be no assurance that, as the Company increases sales of its products, warranty returns will not become significant or that warranty returns, if significant, will not have a material adverse effect on the Company's business, financial condition and results of operations.

        GOVERNMENT REGULATION. Although the extensive regulation of telcos by Federal, state and foreign regulatory agencies, including the FCC and various state public utility and service commissions, does not directly affect the Company, the effects of such regulation on the Company's customers may have a material adverse effect on the Company's business, financial condition and results of operations. For example, FCC regulatory policies affecting the availability of telco services, and other terms on which telcos conduct their business, may impede the Company's penetration of certain markets. Although the Telecommunications Act of 1996 eliminated or modified many FCC restrictions on telcos' ability to provide interactive multimedia services, the remaining or any future restrictions may have a material adverse effect on telcos' demand for the Company's products. Cable operators, which may become another market for the Company's products, are also subject to extensive governmental regulations that may discourage them from deploying the Company's compression and networking technology. In addition, rates for telecommunications services are generally governed by tariffs of licensed carriers that are subject to regulatory approval. These tariffs could have a material adverse effect on the demand for the Company's products. The imposition of certain tariffs, duties and other import restrictions on components which the Company intends to obtain from non-domestic suppliers, the imposition of export restrictions on products which the Company intends to sell internationally or other changes in laws or regulations in the United States or elsewhere could also have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Government Regulation."

        POTENTIAL PRODUCT LIABILITIES. One or more of the Company's products may contain undetected component, hardware, software or mechanical defects or failures when first introduced or may develop defects or failures after commencement of commercial production or shipments. Any such defects or failures could cause loss of goodwill, if any, with distributors and with customers, prevent or delay market acceptance of the Company's products, result in cancellations or rescheduling of orders or shipments or product recalls or returns and expose the Company to claims from customers. The Company also could incur unexpected and significant costs, including product redesign costs and costs associated with customer support. The Company expects to sell its products with a limited warranty against defects in materials and workmanship. If any of the Company's products are found within the warranty period to contain such defects, the Company could be required to repair or replace the defective products or refund the purchase price. The occurrence of any such defect or failure could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not maintain insurance to protect against claims associated with the use of its products and there can be no assurance that the Company will be able to satisfy claims that may be asserted against the Company.

        INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS. The Company attempts to protect its technology through a combination of patents, copyright and trade secret laws, confidentiality procedures and licensing arrangements. While the Company currently has no patents, the Company has applied for certain patents and intends to continue to seek patents on its technology, when appropriate. There can be no assurance that patents will issue from any of the pending applications or that any claims allowed from pending patents will be sufficiently broad to protect the Company's technology. While the Company intends to protect its intellectual property rights vigorously, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The Company will endeavor to keep the results of its research and development program proprietary, but may not be able to prevent others from using some or all of such information or technology with or without compensation. The Company's ultimate success will depend to some extent on its ability to avoid infringement of patent or other proprietary rights of others. The Company is not aware that it is infringing any such rights, nor is it aware of proprietary rights of others for which it will be required to obtain a license in order to market its initial products. However, there is no assurance that the Company is not infringing proprietary rights of others or that it will be able to obtain any technology licenses it may require in the future. See "-- Intellectual Property."

        DEPENDENCE ON EMERGING MARKETS. The markets into which the Company is targeting its products are newly developing. The potential size of the market opportunities and the timing of their development is uncertain. In addition, the emergence of markets for certain digital video applications will be affected by a variety of factors beyond the Company's control. In particular, certain sectors of the communications market will require the development and deployment of an extensive and costly communications infrastructure. There can be no assurance that the communications providers will make the necessary investment in such infrastructure or that the creation of this infrastructure will occur in a timely manner. In addition, the deployment of such infrastructure will be subject to governmental regulatory policies, taxes and tariffs. The development of such markets could be delayed or otherwise adversely affected by new governmental regulations or changes in taxes or tariffs, or by the failure of government agencies to adopt changes to existing regulations necessary to permit new technologies to enter the market.

        POSSIBLE TECHNOLOGICAL ADVANCES. The market for the Company's initial products is expected to be characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's future success will depend in part upon its ability to successfully bring to market and then enhance its existing products and to introduce new products and features to meet changing customer requirements and emerging industry standards. There can be no assurance that the Company will successfully complete the development of its future products or that the Company's initial or future products will achieve market acceptance. Any delay or failure of these products to achieve market acceptance would adversely affect the Company's business. In addition, there can be no assurance that products or technologies developed by others will not render the Company's initial or future products or technologies non-competitive or obsolete.

        ANTI-TAKEOVER EFFECTS OF CERTAIN CHARTER PROVISIONS. Certain provisions of the Company's Amended and Restated Certificate of Incorporation and Bylaws could discourage potential acquisition proposals, could delay or prevent a change in control of the Company and could make removal of management more difficult. Such provisions could diminish the opportunities for a stockholder to participate in tender offers, including tender offers that are priced above the then current market value of the Common Stock. Additionally, the Board of Directors of the Company, without further shareholder approval, may issue up to 4,990,000 shares of Preferred Stock, in one or more series, with such terms as the Board of Directors may determine, including rights such as voting, dividend and conversion rights which could adversely affect the voting power and other rights of the holders of Common Stock. Preferred Stock may be issued quickly with terms which delay or prevent the change in control of the Company or make removal of management more difficult. Also, the issuance of Preferred Stock may have the effect of decreasing the market price of the Common Stock.

        DEPENDENCE ON KEY PERSONNEL. The ability of the Company to build and maintain its competitive technological position will depend, in large part, on the continued service of its key technical and management personnel and on its ability to attract and retain highly-skilled technical, marketing and management personnel. Competition for such personnel is intense and there is no assurance that qualified people will be available when required. The Company does not currently have employment agreements with any of its key employees other than John H. Gorman, the Company's Vice President--Finance, Chief Financial Officer, Treasurer and Secretary. The Company does not have, and is not contemplating securing, key man life insurance on any of its executive officers or other key personnel. There can be no assurance that any of these individuals or any other key employee will not voluntarily terminate his or her employment with the Company. The loss of certain key employees, particularly the Company's President and Chief Executive Officer, Pratap Kesav Kondamoori, would have a material adverse effect on the business of the Company. In addition, there can be no assurance that the Company will be able to enforce noncompetition agreements against employees who have executed such agreements.

        CONTROL BY OFFICERS AND DIRECTORS. As of March 21, 1997, the officers and directors of the Company control, directly or indirectly, approximately 32.0% of the voting power of the Company's voting stock, including options and warrants immediately exercisable or exercisable within 60 days. Although management does not control a majority of the outstanding voting stock, it holds a sufficient amount to make it more difficult for an independent third party to effect a change in control of the Company than would be the case if the stock ownership were less concentrated among members of management.

        STOCK MARKET VOLATILITY; VOLATILITY OF THE COMPANY'S COMMON STOCK. There have been periods of extreme volatility in the stock market that, in many cases, were unrelated to the operating performance of, or announcements concerning, the issuers of the affected securities. General market price declines or volatility in the future could adversely affect the price of the Common Stock. There can be no assurance that the Common Stock will maintain its current market price. Short-term trading strategies of certain investors can have a significant effect on the price of specific securities. The price of the Company's Common Stock, in particular, has been extremely volatile.

        ABSENCE OF DIVIDENDS. The Company does not expect to declare or pay any cash or stock dividends in the foreseeable future, but instead intends to retain all earnings, if any, to invest in the Company's operations. The payment of future dividends is within the discretion of the Board of Directors and will depend upon the Company's future earnings, if any, its capital requirements, financial condition and other relevant factors.

        CONVERTIBLE SECURITIES, WARRANTS AND OPTIONS; POTENTIAL DILUTION AND ADVERSE IMPACT ON ADDITIONAL FINANCING. As of March 21, 1997, the Company had outstanding options and warrants to purchase an aggregate of 3,164,760 shares of Common Stock at a weighted average exercise price of $5.25 per share. The Company also is obligated to issue additional Warrants to acquire 750,751 shares of Common Stock and 1,501,502 shares of Common Stock upon conversion of the Convertible Preferred Stock (subject to certain limitations contained in the Certificate of Designation for the Series A Convertible

Preferred Stock and the Stock Purchase Warrant issued to the investor) based on a conversion price of the Convertible Preferred Stock at the time of such conversion of $6.66 (90% of the average closing bid price over the ten trading days prior to March 21, 1997). Pursuant to the terms of the Convertible Preferred Stock, the minimum number of shares available for resale is 937,500 (including shares underlying Warrants), based on a fixed maximum conversion price of $16.00 per share. Subject to such minimum number, the exact number of shares of Common Stock issuable upon conversion of Convertible Preferred Stock and exercise of Warrants issued pursuant to such conversion cannot be estimated with certainty because such issuances of Common Stock will vary inversely with the market price of the Common Stock at the time of such conversion. The number of warrants and shares of Common Stock issuable upon conversion of the Convertible Preferred Stock is also subject to various adjustments to prevent dilution resulting from stock splits, stock dividends or similar transactions. To the extent that such options and warrants are exercised or shares of Convertible Preferred Stock are converted (and the Warrants issuable upon such conversion are exercised), substantial dilution of the interests of the Company's shareholders is likely to result and the market price of the Common Stock may be materially adversely affected. In the case of the Convertible Preferred Stock, such dilution will be greater if the future market price of the Common Stock decreases. For the life of such warrants, options and convertible securities the holders will have the opportunity to profit from a rise in the price of the underlying securities. The existence of such warrants, options and convertible securities is likely to affect materially and adversely the terms on which the Company can obtain additional financing, and the holders of warrants and options can be expected to exercise them at a time when the Company would otherwise, in all likelihood, be able to obtain additional capital by an offering of its unissued capital stock on terms more favorable to the Company than those provided by such warrants, options and convertible securities.

        SHARES ELIGIBLE FOR FUTURE SALE. Future sales of Common Stock by existing shareholders under Rule 144 of the Act, pursuant to an effective registration statement or otherwise could have an adverse effect on the price of the Common Stock. As of March 21, 1997, there were more than 9,350,000 shares of Common Stock eligible for sale in the public market, subject to compliance with Rule 144. In May 1996, the Commission declared effective a registration statement covering the resale of approximately 5,000,000 shares of such shares, a portion of which has not been publicly resold as of the date hereof, but could be so resold at any time. In February 1997, the Commission declared effective a registration statement covering the shares of Common Stock issuable upon conversion of the Convertible Preferred Stock and the Warrants issuable upon such conversion. The Company has registered 1,500,000 shares for issuance under its 1995 Stock Option Plan. In addition, the Company intends to register up to 2,700,000 shares for issuance under its 1996 Stock Option Plan and 1996 Director Stock Option Plan. The possibility that substantial amounts of Common Stock may be sold in the public market may adversely affect the prevailing market price for the Common Stock and could impair the Company's ability to raise additional capital through the sale of equity securities.

ITEM 2. PROPERTIES

        The Company currently occupies a total of approximately 29,000 square feet of space in two facilities located in San Jose, California. The Company subleases approximately 12,000 square feet in a building located at 2235 Qume Drive, San Jose, California to house its engineering operations. In addition, the Company leases approximately 40,000 square feet located at 2391-2395 Qume Drive, San Jose, California. The Company's headquarters and manufacturing operations are located at 2391 Qume Drive. The Company subleases the approximately 20,000 square feet located at 2393-2395 Qume Drive to third parties not affiliated with the Company. Under the terms of the 2391-2395 Qume Drive lease, the Company has an option to purchase the building during the term of the lease for $3,000,000. The Company believes that its existing facilities are adequate to meet its current requirements and that suitable space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

        On March 18, 1997, Manufacturers' Services Limited ("MSL") commenced litigation against the Company in the United States District Court for the Northern District of California. In its complaint, MSL alleges that the Company breached certain express and implied contractual obligations to MSL by failing to pay for products manufactured by MSL and for inventory MSL acquired on behalf of the Company. The relief sought by MSL includes damages estimated at approximately $3.2 million. The Company intends to vigorously defend against MSL's claims in this lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On December 11, 1996 the Company held a Special Meeting of Shareholders of NUKO Information Systems, Inc. Notice of the Special Meeting and a Proxy Statement were submitted to Shareholders of record as of November 12, 1996. At the Special Meeting, shareholders were asked to vote on the following proposals:

     1. To approve a change in the Company's state of incorporation from New York to Delaware.

     2. To approve the adoption of the 1996 Stock Option Plan (as amended and restated on November 7, 1996) and the reservation of 2,500,000 shares of Common Stock for issuance thereunder.

     3. To approve the adoption of the 1996 Director Stock Option Plan (as amended and restated on November 7, 1996) and the reservation of 200,000 shares of Common Stock for issuance thereunder.


At the meeting on December 11, 1996, the following results of shareholder votes were recorded:

PROPOSITION 1

To approve a change in the Company's state of incorporation from New York to
Delaware:

               For                7,143,546
               Against               10,952
               Abstain                3,858
               No Vote            3,243,311

PROPOSITION 2

To approve the adoption of the 1996 Stock Option Plan and the reservation of 2,500,000 shares of Common Stock for issuance thereunder.

               For                6,722,594
               Against              496,308
               Abstain               32,554
               No Vote            3,150,211

PROPOSITION 3

To approve the adoption of the 1996 Director Stock Option Plan and the reservation of 200,000 shares of Common Stock for issuance thereunder.

               For                6,940,948
               Against              386,416
               Abstain               26,448
               No Vote            3,047,855

                                     PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock, $.001 par value, trades on The Nasdaq Stock Market's National Market System ("Nasdaq") under the symbol "NUKO." As of February 28, 1997 there were approximately 10,489,534 shares of Common Stock outstanding held by approximately 1,383 holders of record.

        The Company's Common Stock traded on The Nasdaq Stock Market's over-the-counter Electronic Bulletin Board under the Symbol "NUKO" from the period of January 1, 1995 through May 27, 1996. The table below lists the range of high and low bid prices for the Company's Common Stock, as reported on the Electronic Bulletin Board for the year ended December 31, 1995 and the period from January 1, 1996 through May 27, 1996.

             FISCAL YEAR 1995                  HIGH                    LOW
             ----------------                  ----                    ---
             First Quarter                         6                 2 1/2
             Second Quarter                    5 1/2                 2 3/8
             Third Quarter                     5 3/8                 3 1/8
             Fourth Quarter                   10 5/8                     5

             FISCAL YEAR 1996                   HIGH                   LOW
             ----------------                   ----                   ---
             First Quarter                        10                 6 1/2
             Second Quarter                   17 1/2                 7 5/8
              (through May 27, 1996)

        The above quotations represent prices between dealers and do not include retail mark-up, mark-down or commissions and may not represent actual transactions.

        The table below lists the range of high and low reported sales prices per share as reported by Nasdaq.

             FISCAL YEAR 1996                   HIGH                   LOW
             ----------------                   ----                   ---
             Second Quarter                   17 3/8                11 3/4
               (beginning May 28, 1996)
             Third Quarter                    19 1/2                 6 1/8
             Fourth Quarter                   18 3/8                11

        The Company has never paid cash dividends on its Common Stock. The Company currently anticipates that it will retain all available funds for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

        On December 16, 1996, the Registrant issued to a single institutional investor (the "Investor") pursuant to Rule 506 under the Securities Act of 1933, as amended (the "Act"), 5,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share ("Convertible Preferred"), for an aggregate purchase price of $5,000,000, upon the first closing under a Securities Purchase Agreement, dated as of December 13, 1996, by and between the Registrant and the Investor (the "Purchase Agreement"). The Investor is an "accredited investor" within the meaning of Rule 501(a) under the Act. The Convertible Preferred, together with a premium thereon accruing at the rate of 7% per annum, is convertible into Common Stock at a conversion price equal to the lesser of (i) $16 per share and (ii) a discount to the per share market price of the Registrant's Common Stock (based on a ten day average thereof) on the conversion date. The discount ranges from 0% currently to 15% beginning 90 days after the first closing. For every two shares of Common Stock issued upon conversion of the Convertible Preferred, the holder will receive one five-year warrant to acquire a share of Common Stock at an exercisable price of $18 per share.

ITEM 6.      SELECTED FINANCIAL DATA

        The following selected financial data are derived from the Financial Statements of the Company which have been audited by Coopers & Lybrand L.L.P., independent accountants, for the fiscal year ended December 31, 1996 and by Grant Thornton LLP, independent certified public accountants, for the fiscal period ended December 31, 1995 (an eight month period) and the fiscal year ended April 30, 1995. This selected financial data should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this report. All amounts except per share amounts are presented in thousands. No cash dividends have been declared or paid in any of the years. Because the Company changed its fiscal year-end from April 30 to December 31 in 1995, the financial information below reflects a fiscal twelve month period ended December 31, 1996, fiscal eight month period ended December 31, 1995 and a fiscal twelve month period ended April 30, 1995. Financial information relating to the period prior to the merger of Nuko Technologies, Inc. with Growers Express Corporation in May 1994 is not meaningful to the Company's current operations and is not provided.

                                        YEAR ENDED          EIGHT MONTHS         YEAR ENDED
                                        DECEMBER 31,            ENDED             APRIL 30,
                                            1996             DECEMBER 31,           1995
                                                                1995
                                         --------             --------             -------
STATEMENT OF OPERATIONS DATA
Net Revenue                              $ 11,082             $    296             $    88

Gross Profit                                1,821                  207                  81
Expenses:
   Research and development                 6,700                1,269                 803
   Selling and administration              10,043                  792                 914
                                         --------             --------             -------
       Total expenses                      16,743                2,061               1,717
                                         --------             --------             -------

Operating loss                            (14,922)              (1,854)             (1,636)

Net loss                                 $(14,733)            $ (1,958)            $(1,743)
                                         --------             --------             -------
Average common shares
   Outstanding                              9,709                2,782               2,158
                                         --------             --------             -------

Loss per share                           ($  1.52)            ($  0.70)            ($ 0.81)
                                         --------             --------             -------

BALANCE SHEET DATA
                                                  December 31
                                                  -----------                     April 30,
                                           1996                 1995                1995
                                         --------             --------            --------
Cash and cash equivalents                $  2,270             $ 11,256             $    --
Total assets                               18,180               13,328                 143

Long term debt                                 39                  427                  --

Total stockholders' equity/(deficit)     $  7,487             $ 11,377             $(1,592)
                                         --------             --------             -------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The reader of the following discussion and analysis is advised that all forward looking statements contained in this report are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements.

        The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related notes thereto, which are included elsewhere in the Company's current report on Form 10-K. Because in 1995 the Company changed its fiscal year-end from April 30 to December 31, the discussions of financial information contained herein compare the fiscal year ended December 31, 1996 to the eight-month fiscal period ended December 31, 1995. The discussion also includes a comparison of financial information from the Company's eight-month fiscal period ended December 31, 1995 to the fiscal year ended April 30, 1995.

RESULTS OF OPERATIONS

        Fiscal Year Ended December 31, 1996 Compared to Fiscal Period Ended December 31, 1995 (an eight-month period)

        Sales for fiscal 1996 increased to $11.1 million compared with sales in fiscal 1995 of $0.3 million. Sales for 1996 were primarily related to the purchase of the Company's products by customers for evaluation and testing. A number of these tests and evaluations have been successfully completed and the Company expects commercial deployment to begin in 1997. However, there can be no assurance that demand for the Company's products will continue at the rate experienced in fiscal 1996 or that the Company's customers will choose to deploy commercial quantities of the Company's products. Any significant decline in demand for the Company's products would adversely impact financial results.

        Total orders booked in fiscal 1996 amounted to $13.3 million compared to $0.3 million in fiscal 1995. The backlog of unfilled orders at December 31, 1996 was $2.3 million. The Company's order trend is characterized by short customer-scheduled delivery cycles. As a result, a substantial portion of sales in each fiscal quarter is derived from orders booked during the quarter.

        Gross margin in fiscal 1996 was $1.8 million compared to $0.2 million in fiscal 1995. Gross margin in 1996 represented 16.4% of sales. The gross margin in 1996 was adversely affected by lower product margin on the initial production of the Company's products primarily because the Company's products have been produced in low quantities. The Company expects that increases in sales volume will result in improved margins. In addition, the Company experienced start-up costs, including without limitation costs associated with selecting sub-contractors.

        Research and development expenses for fiscal 1996 were $6.7 million compared to $1.3 million for fiscal 1995. The increase in research and development expenditures was primarily the result of the Company's retaining additional personnel to engage in on-going development work. Research and development represented 60% of sales in fiscal 1996. The Company anticipates that spending on research and development will increase in fiscal 1997 as the Company adds new features to existing products and modifies products so that it can compete in both the commercial and residential marketplaces. In addition, the Company expects to incur increased research and development expenses as it steps up its development of the Company's next generation products.

        Sales, marketing and administrative expenses for fiscal 1996 were $10.0 million compared to $0.8 million for fiscal 1995. The increase in expense emanated primarily from the Company's addition of personnel and infrastructures necessary to support the Company's growth. Also contributing to the increase in expenses was the Company's effort to make the marketplace aware of its products by participating in numerous trade shows. The Company also recognized compensation expense of $0.8 million representing the fair market value of stock option awards to non-employees plus $0.3 million of compensation expense related to the difference between the exercise price and fair market value of certain options at the date of grant.

        The interest income (expense) category reflected net interest income earned on cash, cash equivalents and short term investment balances during 1996 of $0.2 million compared to a net interest expense during fiscal 1995 of $0.1 million. The increase in interest income was principally the result of higher cash balances during 1996.

        The Company recorded a net loss of $14.7 million or $1.52 per share for fiscal year 1996 compared with a net loss of $2.0 million or $0.70 per share for fiscal 1995. Net losses continue to reflect the Company's investment in research and development, plus expenses to increase its marketing, sales, manufacturing, and administrative resources to position the Company to deliver commercial quantities of its products. While the Company anticipates that its customers will begin to take delivery of commercial quantities of its products, the Company expects to continue to incur losses in future periods.

        Fiscal Period Ended December 31, 1995 (an eight month period) Compared to Fiscal Year Ended April 30, 1995

        In December 1995, the Company changed its fiscal year from April 30 to December 31. Accordingly, financial and certain other information for the fiscal year ended December 31, 1995 reflects eight months of operations compared to a full year of operations for the fiscal year ended April 30, 1995. The following discussion compares the financial information of the Company's eight month fiscal period ended December 31, 1995 to the fiscal year ended April 30, 1995.

        Revenues for the December 1995 fiscal period was $296,330 compared to $88,299 in the April 1995 fiscal period. Revenue for the December 1995 fiscal period includes approximately $175,000 for products shipped for test and evaluation plus approximately $120,000 for contract development fees. These development fees were the result of the Company's execution of a Development and OEM Purchase Agreement with Northern Telecom Limited ("Nortel"), pursuant to which the Company agreed to develop customized products for Nortel's use and exclusive distribution.

               The Company incurred operating costs and expenses of $2,150,308 in the December 1995 fiscal period compared to $1,724,050 for the April 1995 fiscal year.

        Cost of product sales increased both in dollar amount and as a percentage of product sales from the April 1995 fiscal year to the December 1995 fiscal period. Cost of sales increased from $6,688 in the April 1995 fiscal year to $89,296 in the December 1995 fiscal period. Cost of sales increased, as expected, as the Company moved from field trials toward commercial production of its products during the December 1995 fiscal period.

        The largest component of costs and expenses in the December 1995 fiscal period was $1,268,515 of research and development expenses, which accounted for approximately 59% of costs and expenses during such period and represents an increase of approximately $470,000 over the amount expended on research and development during the April 1995 fiscal year. The Company incurred research and development expenses of $803,449 in the April 1995 fiscal year as it continued the development of its Highlander video codec. A principal reason for the substantial increase was the addition of engineering staff members during the last several months of the December 1995 fiscal period.

        The Company incurred selling, general and administrative expenses of $792,497 and $913,913 in the December 1995 fiscal period and the April 1995 fiscal year, respectively. The Company added a material number of additional employees to its staff as it moved into commercial production, which had the effect of increasing all categories of selling, general and administrative expense.

        As a result of the foregoing, the Company's operating loss for the December 1995 Fiscal Period totaled $1,853,978 compared to an operating loss of $1,635,751 for the April 1995 fiscal year. The net loss for such periods was $1,957,645 (December 1995 fiscal period) and $1,743,862 (April 1995 fiscal year).

LIQUIDITY AND CAPITAL RESOURCES

        Over the past three fiscal periods, the Company has financed its operations primarily through debt and equity financings. For the fiscal year ended December 31, 1996, operating, investing and financing activities in the aggregate provided/(used) cash of ($17,311,539), ($3,656,201) and $11,982,343, respectively. At December 31, 1996, the Company had working capital of approximately $4.1 million, representing a decrease of $7.0 million from the Company's working capital at December 31, 1995. During fiscal 1996, the Company used cash to fund an increase in inventories of $5.6 million and an increase in accounts receivable of $6.7 million. Capital expenditures for both research and development and manufacturing equipment used approximately $3.7 million of working capital.

        In February, 1996, the Company received approximately $3.8 million from a private placement of shares of its Common Stock. In addition, at closings held on December 16, 1996 and February 28, 1997, the Company received aggregate net proceeds of $9.6 million from issuances of a total of 10,000 shares of the Company's Series A Convertible Preferred Stock to a single institutional investor. See "Item 1. Business -- Risk Factors -- Additional Capital Requirement."

        In October 1996, the Company obtained a $6.0 million line of credit with Silicon Valley Bank. The line of credit expires on March 31, 1997. While the Company currently is negotiating with Silicon Valley Bank to extend the line of credit, there can be no assurance that the line will be extended. At March 31, 1996, the Company had borrowed $2.2 million under the Silicon Valley Bank Line of Credit.

        The Company has no long term debt with the exception of a lease agreement for the purpose of financing the acquisition of general furnishings, computers and manufacturing equipment. The unpaid long term balance of this obligation was approximately $0.3 million and $0.2 million at December 31, 1996 and December 31, 1995, respectively.

        Management believes that in order to implement the Company's 1997 Operating Plan, the Company will need additional financing. The Company currently does not have any arrangements to obtain additional sources of financing. The Company intends to actively pursue additional debt or equity financing from institutional or corporate investors or funding opportunities from strategic partners. There can be no assurance that the Company will be able to obtain such financing on acceptable terms or at all. In such event, the Company would consider appropriate financing alternatives and revising its 1997 Operating Plan.

BACKLOG

        The Company's backlog includes sales orders received by the Company that have a scheduled delivery date prior to December 31, 1997. The aggregate sales price of orders received and included in backlog was approximately $2.3 million at December 31, 1996. The Company believes the orders included in the backlog are firm orders and will be shipped prior to December 31, 1997. However, some orders may be canceled by the customer without penalty.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Index to Consolidated Financial Statements appearing in Item 14(a) of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None not previously reported.

                                    PART III

        As indicated in the following table, the information required to be presented in Part III of this report is hereby incorporated by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be prepared in accordance with Schedule 14A and filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report:

        MATERIAL IN PROXY STATEMENT FOR 1997 ANNUAL MEETING WHICH IS INCORPORATED HEREIN BY REFERENCE:

Item No.   Item Caption                                     Proxy Statement Caption
10         Directors and Executive Officers of the          "Directors and Executive
           Registrant                                       Officers"
11         Executive Compensation                           "Executive Compensation"

12         Security Ownership of Certain Beneficial Owners  "Security Ownership
           and Management                                   Stockholders and Management"

13         Certain Relationships and Related Transactions   "Certain Transactions"

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     Financial Statements

                                                                                 Page
                                                                                 ----
        Report of Independent Accountants....................................... F-1

        Report of Independent Certified Public Accounts ........................ F-2

        Consolidated Balance Sheets as of December 31, 1996 and 1995 ........... F-3

        Consolidated Statements of Operations for the year ended December 31,
        1996, eight months ended December 31, 1995 and year ended April 30,
        1995.................................................................... F-4

        Consolidated Statement of Stockholders' Equity for the year ended
        December 31, 1996, eight months ended December 31, 1995 and year ended
        April 30, 1995.......................................................... F-5

        Consolidated Statements of Cash Flows for the year ended December 31,
        1996, eight months ended December 31, 1995 and year ended April 30,
        1995.................................................................... F-6

        Notes to Consolidated Financial Statements ............................. F-7

        Schedule II Valuation and Qualifying Accounts .......................... F-21

        Report of Independent Accountants for Schedule II ...................... F-22

        Except as set forth in the preceeding table, all financial statement schedules have been omitted because they are not applicable, or the required information is included in the financial statements or notes thereto.

(b)     Reports on Form 8-K

        On December 20, 1996, the Company filed a Current Report on Form 8-K to disclose the following pursuant to Item 5 thereof: On December 16, 1996, the Company issued to a single institutional investor (the "Investor") 5,000 shares of Series A Convertible Preferred Stock, $0.001 per value per share, for an aggregate purchase price of $5,000,000, upon the first closing under a Securities Purchase Agreement, dated as of December 13, 1996, by and between the Company and the Investor.

        No other reports on Form 8-K were filed during the last quarter of the period covered by this report.

(c)     Exhibits

2.1(1)   Agreement and Plan of Reorganization, dated as of May 27, 1994 between
         Growers Express Incorporated and NUKO Technologies, Inc.

3.1(3)   Amended  and  Restated  Certificate  of  Incorporation  of  the
         Registrant

3.2(3) Certificate of Designation containing the designations, preferences and rights of the Registrant's Series A Convertible Preferred Stock.

3.3      Bylaws of the Registrant

4.1(1)   Form of 10% senior notes due June 30, 1997

4.2(1)   Form of specimen Common Stock certificate

4.3(1)   Common Stock Purchase Warrants issued to Alidad Farmanfarma

4.4(1)   Common Stock Purchase Warrants issued to Marc Dumont

4.5(1) Form of "A" Common Stock Purchase Warrants issued in connection with the senior notes (Exhibit 4.1 above)

4.6(1) Form of "B" Common Stock Purchase Warrants issued in connection with the senior notes (Exhibit 4.1 above)

4.7(1)   Registration  Rights  Agreement  among  the  Registrant,  PIRCO
         Investment, S.A. and Nutley Investments, S.A. dated as of
         July 27, 1995.

4.8(4) Securities Purchase Agreement, dated as of December 13, 1996, by and between the Registrant and RGC International Investors, LDC, including the Form of Stock Purchase Warrant attached as Exhibit B thereto.

4.9(4) Registration Rights Agreement, dated as of December 13, 1996, by and between the Registrant and RGC International Investors, LDC.

4.10(3) Stock Purchase Warrant dated February 28, 1997 issued by the Registrant to RGC International Investors, LDC.

4.11(3)  Warrant Share Registration Rights Agreement, dated as of February 28,
         1997, by and between the Registrant and RGC International Investors, LDC.

4.12(3)  Letter Agreement dated February 28, 1997 between the Registrant and RGC
         International Investors, LDC.

10.1(1) Consulting Agreement between the Registrant and Alidad Farmanfarma, dated as of July 27, 1995

10.2(1) Sublease Agreement dated as of June 13, 1994 by and between Polymetrics, Inc. and the Registrant.

10.3(1)  1995 Stock Option Plan

10.4(2)  Development and OEM Purchase Agreement between the Registrant and
         Northern Telecom, Inc., dated as of December 12, 1995

10.5(2)  Agreement  between the Registrant and  Southwestern  Bell Video
         Services, Inc., dated December 12, 1995

10.6(5)  Source Code Purchase Agreement between Registrant and Digi
         International, Inc., dated March 26, 1996

10.7 Loan and Security Agreement dated as of October 28, 1996 by and between Silicon Valley Bank and the Registrant.

10.8     Lease dated as of July 29, 1996 by and  between  Fortune  Trade
         Associates and the Registrant.

10.9     1996 Stock  Option Plan (as amended  and  restated  November 7,
         1996)

10.10    1996  Director  Stock  Option  Plan (as  amended  and  restated
         November 7, 1996)

10.11 Loan Agreement dated as of October 17, 1996 by and between the Registrant and John H. Gorman and Margaret E. Gorman

11.1     Statement regarding computation of per share loss

27.1     Financial Data Schedule

-----------
(1)     Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1995.

(2)     Incorporated  by reference  to  Registrant's  Registration  Statement on
        Form SB-2 and subsequent amendments (File No. 33-01626), filed with the Commission on February 26, 1996.

(3) Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Commission on March 5, 1997.

(4) Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Commission on December 20, 1996.

(5) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the fiscal period ended December 31, 1995 (an eight month period).

                         NUKO INFORMATION SYSTEMS, INC.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 25, 1997      NUKO INFORMATION SYSTEMS, INC.

                            By:      /s/ John H. Gorman
                                  ----------------------------------------------
                            Title    Vice  President,  Chief  Financial Officer,
                                  ----------------------------------------------
                                     Secretary, Treasurer
                                  ------------------------

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 25, 1997.


Signature                                    Title                                Date
---------                                    -----                                ----
/s/ Pratap Kesav Kondamoori         President, Director and Chairman            March 25, 1997
---------------------------------   of the Board (Principal Executive
Pratap Kesav Kondamoori             Officer)


/s/ John H.Gorman                   Vice President, Chief Financial Officer,      March 25, 1997
---------------------------------   Secretary and Treasurer (Principal
John H. Gorman                      Financial Officer and Principal
                                    Accounting Officer)

/s/ Ram Kedlaya                     Vice President, Strategic Planning          March 25, 1997
---------------------------------   and Director
Ram Kedlaya

/s/ Anders O. Field                 Director                                    March 25, 1997
---------------------------------
Anders O. Field

/s/ Marc Dumont                     Director                                    March 25, 1997
---------------------------------
Marc Dumont

/s/ Robert C. Marshall              Director                                    March 25, 1997
---------------------------------
Robert C. Marshall

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of
NUKO Information Systems, Inc.:

We have audited the accompanying consolidated balance sheet of NUKO Information Systems, Inc. and Subsidiary as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the consolidated financial position of NUKO Information Systems, Inc. and Subsidiary as of December 31, 1996 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has sustained recurring losses from operations which raises substantial doubt about their ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



San Jose, California                           COOPERS & LYBRAND L.L.P.
March 21, 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
NUKO Information Systems, Inc.

We have audited the accompanying consolidated balance sheet of NUKO Information Systems, Inc. and Subsidiary as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the eight months ended December 31, 1995 and for the year ended April 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NUKO Information Systems, Inc. and Subsidiary as of December 31, 1995, the consolidated results of their operations and their consolidated cash flows for the eight months ended December 31, 1995 and for the year ended April 30, 1995, in conformity with generally accepted accounting principles.



Grant Thornton LLP

San Jose, California
February 14, 1996

                        NUKO INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                                 CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                          December 31,        December 31,
CURRENT ASSETS                                                                1996                1995
                                                                          ------------        ------------
   Cash and cash equivalents                                              $  2,270,423        $ 11,255,820
   Restricted cash                                                             200,000                  --
   Accounts receivable                                                       6,864,479             120,000
   Receivables from officers                                                        --              27,931
   Share subscriptions receivable, including interest of $30,567                    --             341,967
   Inventories                                                               4,828,632             758,552
   Prepaid expenses                                                            564,729             110,762
                                                                          ------------        ------------
           Total current assets                                             14,728,263          12,615,032


Property and Equipment - Net                                                 3,445,868             459,497

Other Assets                                                                     6,127             253,340
                                                                          ------------        ------------
   Total Assets                                                           $ 18,180,258        $ 13,327,869
                                                                          ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                       $  7,216,513        $  1,319,959
   Accrued liabilities                                                       1,052,553             108,719
   Line of credit                                                            2,160,255                  --
   Current portion of capital lease obligations                                225,105              95,273
                                                                          ------------        ------------
              Total current liabilities                                     10,654,426           1,523,951

   Senior Notes                                                                     --             325,000

   Capital Lease Obligations, less current portion                              39,128             101,686
                                                                          ------------        ------------
              Total liabilities                                             10,693,554           1,950,637
                                                                          ------------        ------------

Commitments and Contingencies (Note 14)

STOCKHOLDERS' EQUITY
   Preferred stock - $.001 par value; 5,000,000 shares authorized;
      Issued and outstanding:  5,000 shares in 1996 and nil in 1995                  5                  --
      (Liquidation value $5,015,342)
   Common stock - $.001 par value; 20,000,000 shares authorized;
      Issued and outstanding:  10,491,101 in 1996 and                           10,491               9,128
                                9,128,418 in 1995
   Additional paid-in capital                                               27,293,448          15,741,718
   Deferred Compensation Expense                                              (710,596)                 --
   Accumulated deficit                                                     (19,106,644)         (4,373,614)
                                                                          ------------        ------------
           Total stockholders' equity                                        7,486,704          11,377,232
                                                                          ------------        ------------
           Total liabilities and stockholders' equity                     $ 18,180,258        $ 13,327,869
                                                                          ============        ============



                   The accompanying notes are an integral part of these consolidated financial statements.

                        NUKO INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Eight Months          Year
                                                      Year Ended             Ended             Ended
                                                      December 31,        December 31,        April 30,
                                                          1996                1995              1995
                                                      ------------        -----------        -----------
Net Revenues                                          $ 11,081,590        $   296,330        $    88,299
                                                      ------------        -----------        -----------

Costs and expenses
   Cost of revenues                                      9,260,470             89,296              6,688
   Research and development expenses                     6,699,575          1,268,515            803,449
   Selling, general and administrative expenses         10,042,919            792,497            913,913
                                                      ------------        -----------        -----------
                                                        26,002,964          2,150,308          1,724,050
                                                      ------------        -----------        -----------

           Operating loss                              (14,921,374)        (1,853,978)        (1,635,751)
                                                      ------------        -----------        -----------

Other income (expense)
   Interest expense                                        (94,016)           (84,467)           (65,780)
   Interest income                                         360,210             38,556                 --
   Equity in losses of unconsolidated affiliate            (95,964)           (82,259)           (48,346)
   Other, net                                               18,914             25,303              6,815
                                                      ------------        -----------        -----------
                                                           189,144           (102,867)          (107,311)
                                                      ------------        -----------        -----------

           Loss before income taxes                    (14,732,230)        (1,956,845)        (1,743,062)

Income tax expense                                            (800)              (800)              (800)
                                                      ------------        -----------        -----------

           Net Loss                                   $(14,733,030)       $(1,957,645)       $(1,743,862)
                                                      ============        ===========        ===========

Net loss per common share                             $      (1.52)       $     (0.70)       $     (0.81)
                                                      ============        ===========        ===========

Shares used in per share calculations                    9,709,221          2,782,381          2,158,141
                                                      ============        ===========        ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                  NUKO INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                        Preferred       Preferred            Common            Common             Additional
                                          Shares          Amount             Shares             Stock               Paid-In
                                                                                                Amount              Capital
                                          -----          --------          ----------          --------          -----------
Balance, April 30, 1994                                                     4,749,441          $  4,749          $   323,708

Sales of common stock                                                         684,500               685              723,315

Shares issued for services                                                     69,795                69               28,318

Conversion of debt to equity                                                   37,737                38               54,962

Net loss                                                                           --                --                   --
                                          -----          --------          ----------          --------          -----------

Balance, April 30, 1995                                                     5,541,473             5,541            1,130,303

Sales of common stock, net of                                               3,049,833             3,050           13,403,757
offering costs of $119,693

Shares issued for services                                                     70,000                70              174,930

Conversion of debt and accrued                                                467,112               467            1,032,728
interest to equity, net of
unamortized debt issuance costs
of $47,250

Interest on share subscriptions                                                    --                --                  --

Reclassifications                                                                  --                --                  --

Net loss                                                                           --                --                  --
                                          -----          --------          ----------          --------          -----------

Balance, December 31, 1995                                                  9,128,418             9,128           15,741,718

Sales of preferred stock, net of          5,000          $      5                                                  4,799,995
offering cost of $200,000

Sales of common stock, net of                                                 822,500               823            3,833,930
offering cost of $267,148

Warrants exercised                                                            430,000               430              864,570

Stock options exercised                                                       110,183               110              268,549

Compensation expense                                                                                               1,784,686

Net loss
                                          -----          --------          ----------          --------          -----------
Balance, December 31, 1996                5,000          $      5          10,491,101          $ 10,491          $27,293,448
                                          =====          ========          ==========          ========          ===========




                                           Deferred           Share              Accumulated               Total
                                         Compensation      Subscriptions            Deficit
                                            Expense         Receivable
                                          ---------         -----------           ------------           ------------
Balance, April 30, 1994                                       $(311,400)          $   (672,107)          $   (655,050)

Sales of common stock                                                --                     --                724,000

Shares issued for services                                           --                     --                 28,387

Conversion of debt to equity                                         --                     --                 55,000

Net loss                                                                            (1,743,862)            (1,743,862)
                                          ---------           ---------           ------------           ------------

Balance, April 30, 1995                                        (311,400)            (2,415,969)            (1,591,525)

Sales of common stock, net of                                        --                     --             13,406,807
offering costs of $119,693

Shares issued for services                                           --                     --                175,000

Conversion of debt and accrued                                       --                     --              1,033,195
interest to equity, net of
unamortized debt issuance costs
of $47,250

Interest on share subscriptions                                 (30,567)                    --                (30,567)

Reclassifications                                               341,967                     --                341,967

Net loss                                                             --             (1,957,645)            (1,957,645)
                                          ---------           ---------           ------------           ------------

Balance, December 31, 1995                                           --             (4,373,614)            11,377,232

Sales of preferred stock, net of                                                                            4,800,000
offering cost of $200,000

Sales of common stock, net of                                                                               3,834,753
offering cost of $267,148

Warrants exercised                                                                                            865,000

Stock options exercised                                                                                       268,659

Compensation expense                      $(710,596)                                                        1,074,090

Net loss                                                                           (14,733,030)           (14,733,030)
                                          ---------           ---------           ------------           ------------
Balance, December 31, 1996                $(710,596)          $                   $(19,106,644)          $  7,486,704
                                          =========           =========           ============           ============



                  The accompanying notes are an integral part
                   of this consolidated financial statement.

                  NUKO INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Year             Eight Months           Year
                                                              Ended               Ended               Ended
                                                            December 31,        December 31,         April 30
                                                                1996               1995                1995
                                                            ------------        ------------        -----------
Cash flows from operating activities:
   Net loss                                                 $(14,733,030)       $ (1,957,645)       $(1,743,862)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Compensation expense                                  1,074,090
         Allowance for excess and obsolete inventory           1,534,584                  --                 --
         Shares issued for services                                   --             175,000             28,387
         Interest converted to equity                                 --              30,445                 --
         Depreciation and amortization                           676,010              73,216             23,460
         Changes in operating assets and liabilities:
           Accounts receivable                                (6,744,479)           (122,182)             1,680
           Restricted cash                                      (200,000)                 --                 --
           Interest on stock subscriptions                        30,567             (30,567)                --
           Inventories                                        (5,604,664)           (754,330)                --
           Prepaid expenses                                     (453,967)           (103,302)            (7,460)
           Other assets                                          268,964              (9,449)           (10,164)
           Accounts payable                                    5,896,551             479,684            261,338
           Accrued liabilities                                   943,835            (461,007)           488,977
                                                            ------------        ------------        -----------
              Net cash used in operating activities          (17,311,539)         (2,680,137)          (957,644)

Cash flows from investing activities:
   Purchases of property and equipment                        (3,656,201)           (451,264)           (50,234)
                                                            ------------        ------------        -----------

Cash flows from financing activities:
   Debt issuance costs                                                --             (55,500)                --
   Proceeds from issuance of senior notes                             --                  --            325,000
   Proceeds from borrowings                                    2,160,255           1,050,000             25,000
   Sale and leaseback under capital lease                        239,791                  --                 --
   Payments on capital lease obligations                        (172,516)            (14,458)                --
   Proceeds from exercise of common stock
        options and warrants                                     808,659                  --                 --
   Proceeds from share subscriptions                             311,400                  --                 --
   Repayments of borrowings                                           --                  --            (65,850)
   Proceeds from issuance of common stock                      3,834,754          13,406,807            724,000
   Proceeds from issuance of preferred stock                   4,800,000
                                                            ------------        ------------        -----------
           Net cash provided by financing activities          11,982,343          14,386,849          1,008,150
                                                            ------------        ------------        -----------

           NET INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                               (8,985,397)         11,255,448                272

Cash and cash equivalents at beginning of year                11,255,820                 372                100
                                                            ------------        ------------        -----------

Cash and cash equivalents at end of year                    $  2,270,423        $ 11,255,820        $       372
                                                            ============        ============        ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                         NUKO INFORMATION SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

   ORGANIZATION. The Company was incorporated in the State of New York in 1968 under the name Yondata Corporation and, in October 1992, changed its name to Growers Express Corporation. In May 1994, Growers Express Corporation merged with NUKO Technologies, Inc., a California corporation, and following the merger, Growers Express changed its name to NUKO Information Systems, Inc. and commenced operations through NUKO Technologies, Inc., which survived the merger as the Company's wholly owned subsidiary. For accounting purposes, the merger has been treated as a recapitalization of NUKO Technologies, Inc. In January 1997, the Company effected a reincorporation from New York to Delaware by merging itself into its wholly-owned Delaware subsidiary.

   NATURE OF OPERATIONS. The Company designs, markets and sells one-way and two-way video networking products that form essential building blocks in the development of broadband (high capacity) video networks. The Company's standards compliant products allow its customers to compress and decompress digital video and to transmit signals over many types of networks using different interfaces and protocols. The Company's digital compression and decompression products are sold under the tradenames Highlander and RAVE and its network solutions are sold under the tradename Intelligent Broadband Services Network ("IBSN"). The Company markets its products and network solutions for enterprise-wide private networks and public networks offered by carriers such as telephone companies, cable companies, satellite companies and microwave communication companies.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses from operations. Management has developed a fiscal 1997 operating plan in which the Company has placed significant reliance on obtaining outside financing. Management is actively pursuing additional debt and equity financing from both institutional and corporate investors and funding opportunities from strategic corporate partners. In addition, the Company plans to increase revenues while controlling costs. Since there is no assurance that management will complete their plans, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   USE OF ESTIMATES. In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. Actual results could differ from those estimates.

   PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of NUKO Information Systems, Inc., and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated. The Company's investment in NUKO Information Systems (India) Private Limited is accounted for under the equity method of accounting.

                         NUKO INFORMATION SYSTEMS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   FISCAL YEAR END. Effective December 31, 1995, the Company changed its fiscal year-end from April 30 to December 31 to more closely correspond with the Company's business cycle.

   REVENUE RECOGNITION. Revenue under sales agreements are recognized when the product has been delivered, provided no significant obligation remains, and collection of the receivables is deemed probable. Provision for the estimated costs of insignificant obligations and warranty are recorded upon shipment.

   Revenue under development contracts is recognized using the percentage completion method, determined by completion of milestones identified in the development agreement.

   CASH AND CASH EQUIVALENTS. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash balances, which at times may exceed federally insured limits, in primarily two financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

   INVENTORIES. Inventories are stated at the lower of cost determined on a first-in, first-out method basis or market.

   PROPERTY AND EQUIPMENT. Property and equipment are stated at cost less accumulated depreciation. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the individual assets or for leasehold improvements over the term of the respective leases, if shorter. The estimated lives of major classes of depreciable assets are as follows:

              Computer hardware and software                   3 years
              Office furniture and other equipment             5 to 7 years
              Leasehold Improvements                           Term of lease or life of asset

   RESEARCH AND DEVELOPMENT. Costs related to research, design and development of products are charged to research and development expenses as incurred. Under Statement of Financial Accounting Standards No. 86 (SFAS No. 86), software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. To date, the establishment of technological feasibility of the Company's products and general product release are coincident. As a result, the Company has not capitalized any software development costs since such costs have not been significant.

   WARRANTY RESERVE. The Company has estimated and accrued costs related to warranties offered with its products. The stated warranty period varies from 3 to 30 months.

   The Company does not have significant historical data with which to estimate warranty costs because the products were only introduced within the last year. Although the warranty reserve is considered adequate in the Company's best judgment, it is reasonably possible that in the near term that the cost of upgrade, modification and repair to systems in the field could exceed the estimated warranty reserve, and that additional expense could result.

                         NUKO INFORMATION SYSTEMS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   INCOME TAXES. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduced deferred tax assets to the amount expected to be realized.

   NET LOSS PER SHARE. Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding.

   ADVERTISING COSTS. Advertising costs are charged to operations as they are incurred. Advertising expense for the year ended December 31, 1996, the eight month period ended December 30, 1995 and the year ended April 30, 1995 were $34,252, $11,214 and $11,048 respectively.

   RECLASSIFICATIONS. Certain amounts in the prior periods' financial statements have been reclassified to conform to the December 31, 1996 presentation. The reclassifications did not change previously reported net loss.

   FAIR VALUE OF FINANCIAL STATEMENTS. The carrying value of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximates fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its notes payable, capital lease obligations and borrowings under the Company's line of credit approximates fair value.

   LONG-LIVED ASSETS. Effective January 1, 1996, the Company adopted Financial Accounting Standards Board Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires the Company to review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In certain situations, an impairment loss would be recognized. The adoption of SFAS 121 did not impact on the Company's financial condition or results of operations.

   RECENT ACCOUNTING PRONOUNCEMENTS. During February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", (SFAS 128) which specifies the computation, presentation and disclosure requirements for Earnings Per Share. SFAS 128 will become effective for the Company's 1997 fiscal year. The Company's management has not yet studied the implications of SFAS 128 but does not expect the adoption of SFAS 128 to have a material impact on the Company's financial condition or results of operations.

                         NUKO INFORMATION SYSTEMS, INC.

3. RISKS AND UNCERTAINTIES

   The Company sells its products primarily to end users with large customer service organizations and integrators in North America and Asia. The Company performs ongoing credit evaluations of its customer's financial condition and may require collateral from its customers. At December 31, 1996 two customers accounted for 57.2% and 29.5% of accounts receivable. At December 31, 1995, the trade accounts receivable comprised a balance due from one customer. The Company has not historically experienced any significant losses related to individual customers.

   Substantially all the Company's historical revenue have been to customers for evaluation testing and demonstration in field trials. The Company's products are based on technologies that have not been widely deployed and there can be no assurance that the Company will be able to market successfully its products to generate the increased revenue necessary to sustain full scale commercial production or that the Company's products will be well received by the marketplace on a full commercial scale.

   The Company is dependent upon certain key subcontractors and suppliers, and does not have long-term supply agreements. The failure of a subcontractor or supplier to deliver components in a reliable and timely manner in accordance with the Company's specifications could have a material adverse effect on the Company's business, financial condition and operating results in the near term.

   The Company's inventories include high-technology parts that may be specialized in nature or subject to rapid technological obsolescence. While the Company has considered technical obsolescence in estimating required reserves to reduce recorded amounts to market values, such estimates could change in the near future.

4. CONTRACT DEVELOPMENT

   The Company entered into a development agreement with one of its customers whereby the Company developed certain products to be purchased by the customer. Under the term of the Agreement, the Company received non-refundable payments totaling $610,000 payable in installments upon achieving certain milestones identified in the agreement. As of December 31, 1996, the Company had achieved all milestones and recorded revenue of $490,000 in 1996 and $120,000 in 1995. Costs associated with the contract are reported as research and development expenses.

5. RESTRICTED CASH

     In January 1996, the Company agreed to place in escrow a sum of $200,000 to guarantee a purchase commitment with one of its suppliers. These funds are invested in a highly liquid, interest bearing money market account, and are carried at cost which approximates market.

6. LINE OF CREDIT

     At December 31, 1996, the Company had available a $6 million collateralized bank line of credit, which expires on March 31, 1997. The Company is currently negotiating with Silicon Valley Bank to extend the line of credit. Borrowing under the line of credit bears interest at the bank prime rate plus 0.75%. The agreement contains certain restrictive covenants regarding the Company's financial position. At December 31, 1996 the Company had borrowed $2.2 million under this agreement.

                         NUKO INFORMATION SYSTEMS, INC.

7. BALANCE SHEET DETAIL

                                                                 December 31
                                                            1996             1995
                                                        -----------        ---------
Inventories
   Raw material                                         $ 1,445,748        $  28,552
   Work in process                                        1,253,617               --
   Finished goods                                         2,129,267          730,000
                                                        -----------        ---------
                                                        $ 4,828,632        $ 758,552
                                                        ===========        =========
Property and Equipment
   Leased assets                                        $   300,892        $ 211,417
   Computer hardware and software                         1,145,968          312,059
   Office furniture and other equipment                   1,734,901           23,203
   Leasehold improvements                                 1,032,151           11,033
                                                        -----------        ---------
                                                          4,213,912          557,712
   Less accumulated depreciation and amortization          (768,044)         (98,215)
                                                        -----------        ---------
                                                        $ 3,445,868        $ 459,497
                                                        ===========        =========

8. ACCRUED LIABILITIES

                                                                              December 31
                                                                         1996            1995
                                                                      ----------       --------
   Accrued liabilities consist of the following at December 31,
         Payroll and related accruals                                 $  267,859       $ 14,669
         Income taxes                                                     17,336          8,463
         Interest                                                             --         28,785
         Debt issuance cost payable                                           --         27,500
         Customer returns                                                     --         16,162
         Other                                                           767,358         13,140
                                                                      ----------       --------
                                                                      $1,052,553       $108,719
                                                                      ==========       ========

9. INCOME TAXES

       Income tax expense consists of the following:

                                           Eight Months
                        Year Ended            Ended              Year Ended
                       December 31          December 31,          April 30,
                           1996                1995                 1995
                          -----                -----                -----
Current
    Federal               $  --                $  --                $  --
    State                  (800)                (800)                (800)
                          -----                -----                -----
                           (800)                (800)                (800)

Deferred
    Federal                  --                   --                   --
    State                    --                   --                   --
                          -----                -----                -----
                          $(800)               $(800)               $(800)
                          =====                =====                =====

                         NUKO INFORMATION SYSTEMS, INC.

9. INCOME TAXES - CONTINUED

   Deferred tax assets consist of the following:

                                                               1996                       1995
                                                           -----------                -----------
          Assets
            Research and development credits               $   246,599                $        --
            Accelerated depreciation                           418,831                         --
            Accrued liabilities                                912,992                     13,000
            Tax loss carry forwards                          5,790,342                  1,471,000
                                                           -----------                -----------
                Total deferred tax assets                    7,368,764                  1,484,000
          Valuation allowance                               (7,368,764)                (1,484,000)
                                                           -----------                -----------
                Net deferred tax asset                     $        --                $        --
                                                           ===========                ===========

   As of December 31, 1996, management does not believe, based upon available evidence, that it is more likely than not that the Company will be able to realize the net deferred tax assets. The valuation allowance increased by $5,884,764, $598,000 and $637,000 for the year ended December 31, 1996, the eight months ended December 31, 1995 and the year ended April 30, 1995, respectively. The Company has available tax loss carry forwards which are limited in their use on an annual basis; however, complete utilization of the losses is expected should sufficient taxable income be generated. These losses which expire through 2011, amount to approximately $16,000,000 and $4,500,000, and are available to offset future federal and state taxable income, respectively.

   At December 31, 1996 the Company has federal and state research and development credits of approximately $141,988 and $104,611, respectively. The research and development credit expires in 2011 for federal purposes if not utilized.

   The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry forwards in certain situations where changes occur in the stock ownership of a company. If the Company should have an ownership change, as defined, utilization of the carry forwards could be restricted.

   The reconciliation of the income tax expense at the federal statutory income tax rate to the Company's income taxes is as follows:

                                                                                Eight Months
                                                      Year Ended                   Ended                 Year Ended
                                                      December 31                December 31,             April 30,
                                                         1996                      1995                      1995
                                                      -----------                ---------                ---------
          Expected tax benefit (at 34%)               $ 5,009,230                $ 665,000                $ 593,000
          Operating losses not utilized                (5,009,230)                (665,000)                (593,000)
          State taxes                                        (800)                    (800)                    (800)
                                                      -----------                ---------                ---------

                                                      $      (800)               $    (800)               $    (800)
                                                      ===========                =========                =========

   The Company's tax rate differs from the federal tax rate because net operating losses have not been benefited.

                         NUKO INFORMATION SYSTEMS, INC.

10.  SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

                                                                                                Eight months
                                                                          Year ended               ended              Year ended
                                                                         December 31,           December 31,           April 30,
                                                                             1996                  1995                  1995
                                                                           --------               -------               -------
          Supplemental disclosure of cash flow information:
           Cash paid during the year for
             Interest                                                      $ 94,016               $76,143               $45,319
             Income Taxes                                                       800                   800                   800

          Supplemental disclosures of non-cash transactions:
           Cancellation of senior notes in exchange
           for warrants                                                     325,000                    --                    --

11. LONG-TERM DEBT

   The Company issued $325,000 of senior notes (the "Senior Notes") in 1994. The senior notes were collateralized by "A" Warrants with annual interest at 10%. In June 1996 these senior notes were canceled by the exercise of the "A" Warrants in exchange for 130,000 shares of the Company's Common Stock. All interest owed on the senior notes was paid in 1996.

12. CAPITALIZED LEASES

   The Company leases items of equipment under capital leases at interest rates ranging from 7% to 16% expiring through 1999. Future minimum lease payments for the years ending December 31, are as follows:

              1997                                             $ 239,159
              1998                                                29,083
              1999                                                 9,695
                                                               ---------
                                                                 277,937
              Less amount representing interest                  (13,704)
                                                               ---------
              Total capital lease obligation                     264,233
              Less current portion                              (225,105)
                                                               ---------
                                                               $  39,128
                                                               =========

   During the year, the Company sold and leased back certain items of equipment under capital leases. No gain or loss was recognized on the transaction

   The cost basis of the assets held under capital lease is $300,892 and $211,417 at December 31, 1996 and 1995, respectively; accumulated amortization for these assets amounted to $132,820 and $15,661, respectively.

                         NUKO INFORMATION SYSTEMS, INC.

13. STOCKHOLDERS' EQUITY

   PREFERRED STOCK. On December 16, 1996, the Company issued 5,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share ("Convertible Preferred"), for an aggregate purchase price of $5,000,000, upon the first closing under a Securities Purchase Agreement, dated as of December 13, 1996.

   PREFERRED STOCK CONVERSION. Each share of Convertible Preferred is convertible at the option of the holder into the number of shares of common stock as defined by the stated value of the Convertible Preferred multiplied by 7% per annum, divided by the conversion price. The stated value of the Convertible Preferred is $1,000 per share and the conversion price is the lower of $16 or an average of the Company's share price in the ten (10) trading day period prior to conversion multiplied by a percentage ranging from 100% to 85% depending on when such shares are converted. In addition, at conversion, holders of Convertible Preferred will receive warrants to purchase 50% of the number of shares of common stock that they receive on conversion with an exercise price of $18. The warrant exercise price is subject to certain anti-dilution adjustments in the event of common stock, option or warrant issuance's at a discount to market price. All shares of Convertible Preferred automatically convert to common stock on December 15, 2001, if not previously converted. Holders of Convertible Preferred do not have voting rights, except for certain protective provisions relating to changes in the rights of holders of Convertible Preferred. Shares of Convertible Preferred bear no dividends.

   LIQUIDATION. Holders of preferred stock have a liquidation preference of the stated value of preferred stock plus 7% per annum.

   REDEMPTION. Upon its filing a registration statement for an underwritten public offering, the Company shall have the right to redeem all or part of the outstanding shares of Convertible Preferred at the greater of 110% of the stated value plus 7% per annum or the value of the number of shares of common stock at which the Convertible Preferred can be converted, valued at the then closing price. The Company is also required to issue warrants to purchase shares of common stock equal to 100% of the redemption amount divided by the conversion price, at an exercise price of $18.

                         NUKO INFORMATION SYSTEMS, INC.

13. STOCKHOLDERS EQUITY - CONTINUED

   STOCK WARRANTS. In 1996, the Company issued 65,000 Warrants to purchase common shares of the Company. These Warrants contained an exercise price that ranged from $5.00 to $8.50 per share. At December 31, 1996 all these Warrants remained outstanding.

   In 1995, the Company issued 78,400 Warrants to purchase common shares of the Company. These Warrants contained an exercise price that ranged from $2.30 to $8.50 per share. At December 31, 1996, 78,400 Warrants remained outstanding.

   In 1994, the Company issued 130,000 "A" Warrants and 130,000 "B" Warrants to purchase common shares of the Company. The "A" Warrants contained an exercise price of $2.50 per share and the "B" Warrants contained an exercise price of $10.00 per share. The "A" Warrants were exercised in June 1996 which canceled "Senior Debt" of $325,000. The "B" Warrants expire on June 30, 1999. At December 31, 1996 all "B" Warrants remain outstanding.

   In June 1995, the Company received $550,000 from the issuance of 8% convertible notes. These notes and all accrued interest were converted into 286,112 common shares of the Company in December 1995. In connection with the notes, the Company granted warrants to purchase 333,400 shares of the Company's common shares at prices ranging from $1.80 to $2.30 per common share. These warrants have an expiration date of July 27, 2000. These Warrants were exercised during 1996. On December 31, 1996 there were no outstanding Warrants related to this transaction.

   Additionally, in October 1995, the Company issued $500,000 in 8% convertible notes payable. These notes and all accrued interest were converted into 181,000 shares of common stock in December 1995. These Warrants were exercised during 1996. On December 31, 1996 there were no outstanding Warrants related to this transaction.

14. COMMITMENTS AND CONTINGENCIES

   The Company leases two facilities. One facility contains the Company's manufacturing, sales marketing and administration functions. It consists of 40,000 square feet of which the Company sub-leases approximately 20,000 square feet. The lease expires June 30, 2001. Under the terms of the lease, the Company has an option to purchase the building during the term of the lease for $3,000,000. The second facility contains the Company's research and development functions. It consists of 12,000 square feet. The lease expires in April 1999. Under the term of both leases, the Company is obligated to pay property taxes, insurance and maintenance. The Company also leases some of its equipment used in operations. Rent expense was approximately $180,774 for the twelve month period ended December 31, 1996; $98,837 for the eight month period ended December 31, 1995 and $119,984 for the twelve month period ended April 30, 1995.

                         NUKO INFORMATION SYSTEMS, INC.

14. COMMITMENTS AND CONTINGENCIES - CONTINUED

   Non-cancelable commitments under operating leases are as follows:

      Year ending December 31,
      ------------------------
              1997                                             $ 435,600
              1998                                               435,600
              1999                                               345,200
              2000                                               300,000
              2001                                               150,000
                                                              ----------
                                                              $1,666,400
                                                              ==========

   The Company is engaged in various legal proceedings in the normal course of business. While Management is unable to determine the outcome of these proceedings, Management does not consider that they will have a material impact on the Company's financial position or results of operations.

15. UNCONSOLIDATED AFFILIATE

   The Company owns 48% of NUKO Information Systems (India) Private Limited ("NUKO India"). NUKO India performs certain development on behalf of the Company. During the periods ended December 31, 1996, December 31, 1995 and April 30, 1995, the Company advanced $95,964, $82,259, and $48,346, respectively, to NUKO India. The carrying value of the Company's investment in NUKO India is zero at December 31, 1996 and at December 31, 1995.

16. STOCK OPTION PLANS

   The purpose of the Company's stock option plans is to attract and retain the best available personnel for positions of substantial responsibility with the Company, to provide additional incentive to the employees and consultants of the Company and to promote the success of the Company's business. The 1996 Stock Option Plan (as amended and restated November 7, 1996) and the 1996 Director Option Plan (as amended and restated November 7, 1996) were approved by the Board of Directors in November 1996 and the shareholders of the Company in December, 1996. The 1995 Stock Option Plan was approved by the Board of Directors in May 1995 and received shareholder approval in November, 1995.

   Each Plan became effective upon adoption by the Board of Directors and shall continue in effect for a term of ten (10) years unless sooner terminated pursuant to terms of such Plan. Vesting periods vary but stock options generally vest and become exercisable over three or four years. At December 31, 1996, 105 optionees held options for the purchase of Common Stock with expiration dates occurring between May 25, 2000 and December 17, 2001, with an average exercise price of $5.50.

   Options granted under the 1996 Stock Option Plan and the 1996 Directors Option Plan will be nonstatutory stock options. Options granted under the 1995 Stock Option Plan may be either incentive stock options or nonstatutory stock options at the discretion of the Board of Directors. All options granted through December 31, 1996 under the 1995 Stock Option Plan have been nonstatutory options.

                         NUKO INFORMATION SYSTEMS, INC.

16. STOCK OPTION PLANS - CONTINUED

   The following table summarizes the Company's option activity during 1996 and 1995:


                                                                              Outstanding Options
                                                    -----------------------------------------------------------------------
                                    Available for     Number of           Price per           Aggregate           Weighted
                                        Grant          Options              Share             Exercise             Average
                                                                                                Price             Price per
                                                                                                                    Share
Balances, April 30, 1994 and
 1995
Authorized                          1,400,000
Options granted                    (1,069,000)        1,069,000        $         2.375       $  2,538,875        $    2.375
                                    ---------------------------------------------------------------------------------------
Balances, December 31, 1995           331,000         1,069,000        $         2.375          2,538,875        $    2.375
Authorized                          2,700,000
Options granted                    (1,992,160)        1,992,160         $5.40 - $11.75         14,299,949        $    7.178
Options canceled                      187,717          (187,717)       $2.375 - $6.875           (906,350)       $    4.828
Options exercised                                      (110,183)        $2.375 - $5.40           (268,660)       $    2.438
                                    ---------------------------------------------------------------------------------------
Balances, December 31, 1996         1,226,557         2,763,260        $2.375 - $11.75       $ 15,663,814        $    5.669


   NUKO recognized compensation expense of $792,800 representing the fair market value of stock option awards to non-employees in the year ended December 31, 1996. NUKO has adopted the disclosure only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for NUKO's stock option awards to employees, other than $281,290 relating to the difference between the exercise price and fair market value of options at the date of grant for certain option grants to employees in the year ended December 31, 1996. Had compensation cost been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, NUKO's net loss and net loss per share for the year ended December 31, 1996 and the eight month period ended December 31, 1995, respectively, would have been as follows:

                                                       1996          1995
                                                       ----          ----

   Net loss - as reported                          $14,733,030   $1,957,645
   Net loss - pro forma                            $17,961,194   $2,973,668
   Net loss per share - as reported                  $1.51          $0.70
   Net loss per share - pro forma                    $1.85          $1.06

   Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year. The weighted average grant date fair value of options granted was $5.80 and $1.81 per option for the year ended December 31, 1996 and the eight month period ended December 31, 1995, respectively.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

                                                      1996          1995
                                                      ----          ----
   Risk free interest rate                             5.9%          6.1%
   Volatility                                          110%          110%
   Expected life                                     4 years       4 years
   Expected dividends                                    -             -

                         NUKO INFORMATION SYSTEMS, INC.

16. STOCK OPTION PLANS - CONTINUED

   The risk-free interest rate was calculated in accordance with the grant date and expected life. Volatility was calculated by an analysis of the Company's share price. The weighted average expected life was calculated based on the vesting period and the exercise behavior of the participants.

   There were 482,000 options exercisable at December 31, 1995 with a weighted average exercise price of $2.375.

   The options outstanding and currently exercisable by exercise price at December 31, 1996 are as follows:

                                                                                                       Options Exercisable
                                                                                                -----------------------------------
       Exercise Price             Number               Weighted            Weighted                Number                Weighted
                               Outstanding             Average             Average              Exercisable              Average
                                                    Remaining Life     Exercise Price                                Exercise Price
       --------------          -----------          --------------     --------------           -----------          --------------
          $ 2.375                 907,766                  3.40            $ 2.375                 797,874               $ 2.375
          $   5.4                  71,500                  4.57            $   5.4                  24,917               $   5.4
          $ 6.125                 144,750                  4.57            $ 6.125                  20,104               $ 6.125
          $   6.5                 331,000                  4.09            $   6.5                 174,694               $   6.5
          $ 6.875               1,069,034                  4.19            $ 6.875                 298,674               $ 6.875
          $ 8.875                  50,000                  4.64            $ 8.875                   5,556               $ 8.875
          $  9.25                  32,160                  4.47            $  9.25                   5,360               $  9.25
          $ 11.75                 157,050                  4.96            $ 11.75                       0               $ 11.75
          -------               ---------                  ----            -------               ---------               -------
                                2,763,260                  4.00            $  5.70               1,327,179               $  5.70

                         NUKO INFORMATION SYSTEMS, INC.

17. EMPLOYEE BENEFIT PLAN

   The Company initiated a 401(k) plan during 1996 that allows eligible employees to contribute up to 20% of their compensation, up to a maximum contribution of $9,500 in 1996. Employee contributions and earning thereon vest immediately. The Company is not required to contribute to the 401(k) plan and made no voluntary contributions through December 31, 1996.

18. CHANGE IN FISCAL YEAR END

   In December 1995, the Company changed its fiscal year end to December 31. In accordance with Rule 13a-10 of the Securities Exchange Act of 1934, the following table provides unaudited information with respect to the eight months ended December 31, 1994.

                                           (unaudited)
          Revenues                         $   100,740


          Costs and expenses                (1,069,128)
                                           -----------
          Operating loss                      (968,388)
          Other expense, net                   (32,712)
          Income taxes                            (533)
                                           -----------
          Net loss                         $(1,001,633)
                                           ===========
          Loss per share                   $     (0.50)
                                           ===========

                         NUKO INFORMATION SYSTEMS, INC.

18. CHANGE IN FISCAL YEAR END - CONTINUED

   The unaudited financial statements for the eight months ended December 31, 1994, have been prepared on the same basis as the audited financial statements and in the opinion of management, include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and results of operations in accordance with generally accepted accounting principles.

19. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

   The Company currently operates in one industry segment, the video class of the networking industry, for financial reporting purposes. Summarized below are the Company's export sales, all of which are denominated in U.S. dollars.

                      Year Ended        Eight Months Ended     Year Ended
                   December 31,1996     December 31, 1995    April 30, 1995
                   ----------------     -----------------    --------------
   Asia               $1,855,700                  -               -

   Revenues from individual customers in excess of 10% of net sales were as follows:

                      Year Ended              Eight Months Ended             Year Ended
                   December 31, 1996          December 31, 1995            April 30, 1995
  Customer       Percent       Amount       Percent        Amount       Percent       Amount
  --------       -------       ------       -------        ------       -------       ------
      A              45%      $4,939,507       40%         $120,000        --            --
      B              26%      $2,924,482        --               --        --            --
      C               --              --       42%         $125,000        --            --
      D               --              --       17%          $49,900        --            --

20. SUBSEQUENT EVENTS

   In connection with a private placement of the Company's common shares, subsequent to December 31, 1996, the Company issued 5,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share for an aggregate purchase price of $5,000,000, pursuant to the second closing under a Securities Purchase Agreement dated as of December 13, 1996.

   Subsequent to the end of the year the Company entered into a settlement agreement with one customer in which the customer agreed to settle an outstanding receivable of $2 million by a cash payment of $0.8 million and the agreement by NUKO to repurchase certain inventory for $1.2 million. Management considers that the realizable value of this inventory is in excess of the purchase price.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                       Balance     Charges to     Deductions     Other (1)     Balance
                                      Beginning     Expenses                                End of Period
                                      of Period

Year ended December 31, 1996

Allowance for excess and
obsolete inventory                            -    $1,534,584              -             -    $1,534,584

Deferred tax valuation
allowance                             1,484,000     5,884,764              -             -     7,368,764

Eight months ended
December 31, 1995

Allowance for excess and
obsolete inventory                            -             -              -             -             -

Deferred tax valuation
allowance                               886,000       598,000              -             -     1,484,000

Year ended April 30, 1995

Allowance for excess and
obsolete inventory                            -             -              -             -             -

Deferred tax valuation
allowance                               249,000       637,000              -             -       886,000

                       Report of Independent Accountants


To the Board of Directors of
NUKO Information Systems, Inc.:


Our report on the consolidated financial statements of NUKO Information Systems, Inc. and Subsidiary is included on page F-1 of this Form 10-K. In connection with our audit of such financial statements we have also audited the related financial statement schedule as of December 31, 1996 and for the year then ended which is included on page F-21 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material aspects, the information required to be included therein.


San Jose, California                            COOPERS & LYBRAND L.L.P.

March 21, 1997