Form 10-K/A
period 1996-12-31
NUKO INFORMATION SYSTEMS INC /CA/
filed 1997-04-03
CIK 108949

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1

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

                            Exhibit Index on page 2

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

3.3(6)   Bylaws of the Registrant

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

10.3(1)  1995 Stock Option Plan

10.4(2)  Development and OEM Purchase Agreement between the Registrant and
         Northern Telecom, Inc., dated as of December 12, 1995

10.5(2)  Agreement  between the Registrant and  Southwestern  Bell Video
         Services, Inc., dated December 12, 1995


10.6(5)  Source Code Purchase Agreement between Registrant and Digi
         International, Inc., dated March 26, 1996

10.7(6) Loan and Security Agreement dated as of October 28, 1996 by and between Silicon Valley Bank and the Registrant.

10.8(6)  Lease dated as of July 29, 1996 by and  between  Fortune  Trade
         Associates and the Registrant.

10.9(6)  1996 Stock  Option Plan (as amended  and  restated  November 7,
         1996)

10.10(6) 1996  Director  Stock  Option  Plan (as  amended  and  restated
         November 7, 1996)

10.11(6) Loan Agreement dated as of October 17, 1996 by and between the Registrant and John H. Gorman and Margaret E. Gorman

11.1(6)  Statement regarding computation of per share loss

23.1     Consent of Coopers & Lybrand L.L.P.

27.1(6)  Financial Data Schedule

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

(6) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

                         NUKO INFORMATION SYSTEMS, INC.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 2, 1997       NUKO INFORMATION SYSTEMS, INC.

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