Form 10QSB/A
period 1996-03-31
NUKO INFORMATION SYSTEMS INC /CA/
filed 1997-05-20
CIK 108949

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-QSB/A

(Mark One)

         ( X ) Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934.
                  For the Quarterly Period Ended March 31, 1996.

                                       or

         (   )    Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934.
                  For the Transition Period to

                         Commission File Number 2-31438

                         NUKO Information Systems, Inc.
-------------------------------------------------------------------------------

New York                                    16-0962874
---------------------------------           ------------------------------------
(State of Other Jurisdiction or             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                   2235 Qume Drive, San Jose, California 95131
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (408) 526-0288
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  (X)      NO  ( )

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest feasible date:

               CLASSES                            Outstanding as of May 8, 1996
   _______________________________                _____________________________
   Common Stock ($0.001 par value)                         10,250,918

                         NUKO Information Systems, Inc.

                    Index to Quarterly Report on Form 10-QSB
                       For the Period Ended March 31, 1996

PART I  FINANCIAL INFORMATION                                          PAGE NO.
------  ---------------------                                          --------
Item 1  Financial Statements

        Condensed Consolidated Balance Sheets as of
        March 31, 1996 (unaudited) and December 31, 1995 (audited).        3

        Interim Condensed Consolidated Statement of Operations for the
        Three Months Ended March 31, 1996 and 1995 (unaudited).            5

        Interim Condensed Consolidated Statement of Cash Flows for the
        Three Months Ended March 31, 1996 and 1995 (unaudited).            6

        Notes to Condensed Consolidated Financial Statements               7

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          9

PART II OTHER INFORMATION
------- ----------------

Item 5  Other Information                                                  13

Item 6  Exhibits and Reports on Form 8-K                                   15

        (a)  Exhibits

             Exhibit No.      Description
             -----------      -----------

             10.1* 1996 Directors Stock Option Plan (incorporated herein by reference to Registrant's Form 10-QSB for the quarter ended March 31, 1996).

             11          Statement re Computation of Per Share Earnings

        (b)  Reports on Form 8-K

             There were no Current Reports on Form 8-K filed by the Registrant during the subject quarter.

SIGNATURE                                                                  16

--------------------------
*Managerial contract or compensatory plan or arrangement in which the Company's directors or officers participate.

                  NUKO Information Systems, Inc. and Subidiary


PART I            FINANCIAL INFORMATION

         Item 1.           Financial Statements


                           The financial statements and attached notes which are an integral part of these statements represent the current quarterly financial condition of the Company.

                           On May 27, 1994, Growers Express Incorporated ("Growers") acquired all of the outstanding common stock of NUKO Technologies, Inc. (the "Merger"). For accounting purposes, the acquisition has been treated as a recaptialization of NUKO Technologies, Inc. with NUKO Technologies, Inc. as the acquirer (a reverse acquisition). Prior to May 27, 1994, the historical financial statements are those of NUKO Technologies, Inc. Concurrent with the Merger, Growers changed its name to NUKO Information Systems, Inc. Subsequent to the Merger, the consolidated financial statements include the accounts of NUKO Information Systems, Inc. and its wholly owned subsidiary NUKO Technologies, Inc. (collectively the "Company").

                           In preparation for the Merger, Growers made several changes in its structure. It effected a one-for-three reverse split of its common stock, sold off its two subsidiaries (Orchid Express, Inc. and Santa Barbara's Finest) to Equity Exchange Associates (a Nevada corporation owned by an officer and director) and arranged with Equity Exchange Associates for the indemnification of the Company from all creditor claims against the Company for all prior obligations of Growers. In consideration for the transfer of stock in NUKO Technologies, Inc., the Company issued an additional 3,900,000 shares of restricted stock to the shareholders of NUKO Technologies, Inc.

                  NUKO Information Systems, Inc. and Subidiary

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       Restated
                                                                       March 31,        December 31,
                                                                       1996             1995
                                                                       -----------      ------------
                                                                       (Unaudited)      (Audited)
ASSETS:
         Current Assets:
                  Cash and cash equivalents                          $ 11,449,908       $ 11,255,820
                  Short term investments                                1,668,634                 --
                  Accounts receivable, trade                               62,437            120,000
                  Receivables from officers/directors                          --             27,931
                  Share subscriptions receivable including
                       interest of $30,567 at December 31, 1995                --            341,967
                  Inventories (net)                                       755,929            758,552
                  Other current assets                                    376,124            110,762
                                                                     ------------       ------------
                  Total Current Assets                               $ 14,313,032         12,615,032

         Property and Equipment - at cost
                  Leased assets                                           211,417            211,417
                  Computer hardware and software                          478,200            312,059
                  Office furniture and other equipment                    135,304             23,203
                  Leasehold improvements                                   46,915             11,033
                                                                          871,836            557,712
                                                                     ------------       ------------
                           Less accumulated depreciation                 (153,689)           (98,215)
                                                                          718,147            459,497
                                                                     ------------       ------------

         Other Assets                                                     239,132            253,340
                                                                     ------------       ------------
TOTAL ASSETS                                                         $ 15,270,311       $ 13,327,869
                                                                     ============       ============




   The accompanying notes are an integral part of these financial statements.

                  NUKO Information Systems, Inc. and Subsidiary

             INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (Cont'd.)


                                                                    Restated
                                                                    March 31,        December 31,
                                                                    1996             1995
                                                                    -----------      ------------
                                                                    (Unaudited)      (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

         Current Liabilities:
                  Accounts payable                                 $  1,541,479       $  1,319,959
                  Accrued liabilities                                   532,852            108,719
                  Current portion -- capital lease obligation            99,135             95,273
                                                                   ------------       ------------
                  Total current liabilities                           2,173,466          1,523,951

                  Senior notes                                          325,000            325,000
                  Capital lease obligation                               75,406            101,686
                                                                   ------------       ------------
                  Total liabilities                                   2,573,872          1,950,637

SHAREHOLDERS' EQUITY:

         Common stock, $0.001 par value, 20,000,000 shares
         authorized: 10,250,918 shares issued and outstanding
         at March 31, 1996; and 9,128,418 shares issued and
         outstanding at December 31, 1995                                10,250              9,128
         Additional paid-in capital                                  21,382,823         15,741,718
         Deferred compensation expense                                 (883,395)                --
         Accumulated deficit                                         (7,813,239)        (4,373,614)

         Total shareholders' equity                                  12,696,439         11,377,232
                                                                   ------------       ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 15,270,311       $ 13,327,869
                                                                   ============       ============



   The accompanying notes are an integral part of these financial statements.

                         NUKO Information Systems, Inc.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                             FOR THREE MONTHS ENDED

                                                   Restated
                                                   March 31,        March 31,
                                                   1996             1995
                                                   -----------      ----------
                                                   (Unaudited)      (Unaudited)
Net sales
         Product sales                            $   181,800       $     1,261
         Rental income                                152,613                --
         Software licensing                           125,000
         Software Maintenance                          15,000                --
                                                  -----------       -----------
                  Total Net Sales                     474,413             1,261

Cost of goods sold                                    142,321                --
Research and development                            2,188,047           328,597
Selling, general and administrative expenses        1,680,330            92,737
                                                  -----------       -----------
                                                    4,010,698           421,334

Loss from operations                               (3,536,285)         (420,073)
Other income (expense), net                            96,860           (20,714)
                                                  -----------       -----------
Loss before income taxes                           (3,439,425)         (440,787)

Provision for income taxes                               (200)             (200)

Net loss for period                               $(3,439,625)      $ (440,987)
                                                  ===========       ===========

Net loss per share (Note 5)                       $     (0.42)      $     (0.18)
                                                  ===========       ===========

Average number of shares and equivalents            8,180,602         2,447,327
                                                  ===========       ===========




   The accompanying notes are an integral part of these financial statements.

                  NUKO Information Systems, Inc. and Subsidiary

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Restated
                                                      Three Months Ended
                                                      March 31,
                                                      1996               1995
                                                      ------------       ------------
Operating activities
Net cash used in operating activities                 $ (2,496,119)      $   (241,666)

Investing activities
         Short term investment                          (1,668,634)                --
         Acquisitions of property and equipment           (314,124)            12,640
                                                      ------------       ------------
Net cash used in investing activities                   (1,982,758)           (12,640)

Financing activities
         Payments on capital lease                         (22,418)                --
         Issuance of common stock                        4,695,383            188,250
                                                      ------------       ------------
Net cash provided by financing activities                4,672,965            188,250
                                                      ------------       ------------

Increase (decrease) in cash and cash equivalents           194,088            (66,056)

Cash and cash equivalents at beginning of period        11,255,820             85,807

Cash and cash equivalents at end of period            $ 11,449,908       $     19,751
                                                      ============       ============




   The accompanying notes are an integral part of these financial statements.

                  NUKO Information Systems, Inc. and Subsidiary

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996

1.       BASIS OF PRESENTATION

         The accompanying unaudited, interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation have been included. Operating results for the three months and six months ended March 31, 1996 and 1995 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statements and accompanying footnotes for the year ended December 31, 1995, included in the Company's Form 10-KSB submission.

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

         At March 31, 1996, the Company's investments in debt securities were classified as cash and cash equivalents and short term investments. The Company maintains cash and cash equivalents and short term investments principally of United States Treasury securities and commercial paper with a maturity date of less than twelve months with various financial institutions. These financial institutions are located in different areas of the United States and Company practice is designed to limit exposure to any one institution.

                  NUKO Information Systems, Inc. and Subsidiary

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996

3.       SHORT TERM INVESTMENTS (Cont'd)

         The following is a summary of cash and cash equivalents and short term investments by balance sheet classification for March 31, 1996 and December 31, 1995:

                                               March 31,        December 31,
                                               1996             1995
                                               ---------        ------------
         Cash and cash equivalents:
                  Demand deposit accounts      $   558,353      $ 8,363,940
                  Commercial paper              12,560,189        2,891,880
                                               -----------      -----------
                                               $13,118,542      $11,255,820
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

7.       SUBSEQUENT EVENTS

         The Company has adopted a 1996 NUKO Information Systems, Inc. Stock Option Plan. The Plan allows the Company to grant options to employees, consultants and others for up to 1,300,000 shares of common stock. Options, which have a term of five years when issued, were granted in March 31, 1996 to certain officers and vest over three years starting after a six-month period of time has elapsed.

                  NUKO Information Systems, Inc. and Subsidiary

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7.       SUBSEQUENT EVENTS (Cont'd)

         As outlined in Footnote 5 of these financial statements, the Company accounts for its stock options under APB 25 and related interpretations and has recorded $34,480 compensation expense for the three month period ended March 31, 1996 for stock options granted to employees at less than market price. The Company has also recorded $340,370 of expenses for stock options granted to non-employees for the three month period ended March 31, 1996.

8.       RESTATEMENT

         The Company recognized compensation expense in its From 10-K for fiscal year 1996 of $792,800 representing the fair market value of option awards to non-employees and $281,290 representing the difference between the grant price and the fair market value at the date of grant of options granted to employees. The Company has determined that the impact of these expenses was not correctly reflected in the Company's 10-QSB filings for fiscal 1996.

         Accordingly, the Company has restated its condensed consolidated financial statements for the three months ended March 31, 1996. The restatement has resulted in an increase in the previously reported consolidated net loss of $3,064,775 to a net loss of $3,439,625.

                  NUKO Information Systems, Inc. and Subsidiary

PART 2   OTHER INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

NET SALES AND NET LOSS

         Net sales for the first quarter of 1996 were $474,413 compared to $1,261 for the same period in 1995. Sales for the quarter included shipments of the Company's products which included software, billings for the rental of its Highlander equipment, software licensing fees and software maintenance charges. The net loss for the quarter was $3,439,625 or $0.42 per share, compared with $440,987 or $0.18 per share for the same period in 1995. Net losses reflect the Company's continued investment in its Highlander product line through research and development efforts as well as the hiring of additional personnel to enable the Company to support the market and their customer's requirements.

COST OF SALES

         Cost of sales for the three months ending March 31, 1996 was $142,321 compared to no cost for the same period in 1995. The gross margin resulting from the cost of sales as a percentage of net sales for the first quarter of 1996 was 70%. This percentage was inflated by the non-product revenue for the quarter. The change in volume invalidated comparison with the same period in 1995.

RESEARCH AND DEVELOPMENT EXPENSE

         Research and development expenses for the three months ended March 31, 1996, were $2,188,047 compared to $328,597 for the same period in 1995. The increase in the current year reflects the Company's commitment to invest in the development and enhancement of its Highlander product line. The substantial increase in the current quarter as compared to the prior year is a result of receiving adequate funds thereby enabling the Company to hire a substantial number of qualified engineers capable of finishing its Highlander product development efforts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the three months ending March 31, 1996 were $1,680,330 compared to $92,737 for the same period in 1995. The expenses increased substantially as a result of adding marketing and other personnel. In addition, there was a $374,850 compensation charge related to issuance of stock options.

OTHER INCOME (EXPENSE)

         Other income consists primarily of interest income and interest expense. Other income for the three month period ended March 31, 1996, was $96,860 compared to an expense of $20,714 for the same period in the prior year. Interest income arises from investment activities enabled by cash balances available during the period. The increase in interest income in the period ended March 31, 1996, compared to the same period in 1995 was the result of a higher cash balances available to invest.

                  NUKO Information Systems, Inc. and Subsidiary


PART 2   OTHER INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (Cont'd.)

LIQUIDITY AND CAPITAL RESOURCES

         During the three month period ended March 31, 1996, cash and cash equivalents consisting of investments in demand deposits and commercial paper, with a maturity of less than 90 days, was $11,449,908. Short term investments totaling $1,668,634 was invested in commercial paper with maturities of less than 120 days. The ending balance at March 1996 totaled $13,118,542 compared to a balance of $11,255,820 at December 31, 1995.

         The increase is related to the final closing of a second successful private placement resulting in the Company receiving $4,112,500 in exchange for 822,500 shares of the Company's common stock. In addition, the Company received $540,000 from the exercise of 300,000 previously issued warrants.

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

                  The Company has to date sold its initial product only in limited quantities primarily for use in development, demonstration and testing of prototypes. Certain contracts may relate to new technologies which may not have been previously deployed on a large-scale commercial basis. The Company's products are based on technologies that have not been widely deployed and there can be no assurance that the Company will be able to market successfully its initial products to generate the substantially increased revenues necessary to sustain full scale commercial production or that the Company's products will be well received when introduced into the marketplace on a full commercial scale.

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

Item 5.  Other Information

         RISK FACTORS (Cont'd.)


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

                  NUKO Information Systems, Inc. and Subsidiary


Item 6.           Exhibits and Reports on Form 8-K

                  a)   Exhibits

                       10.1* 1996 Directors Stock Option Plan (incorporated herein by reference to Registrant's Form 10-QSB for the quarter ended March 31, 1996).

                       11.1    Statement re Computation of Per Share Earnings

                  b)   Reports on Form 8-K

                       There were no current reports on Form 8-K filed by the Registrant during the subject quarter.



-----------------------------
* Managerial contract or compensatory plan or arrangement in which the company's directors or officers participate.

                  NUKO Information Systems, Inc. and Subsidiary


                                   SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   NUKO INFORMATION SYSTEMS, INC.


DATE: ___________________          By: ____________________________
                                       NAME:   John H. Gorman
                                                TITLE:  Chief Financial Officer

                  NUKO Information Systems, Inc. and Subsidiary


                                  EXHIBIT INDEX

EXHIBIT NO.               DESCRIPTION
-----------               -----------
   10.1*            1996 Directors Stock Option Plan (incorporated
                    herein by reference to Registrant's Form 10-QSB
                    for the quarter ended March 31, 1996).

   11               Statement re Computation of Per
                    Share Earnings

   27               Financial Data Schedule





----------------------------------
* Managerial contract or compensatory plan or arrangement in which the company's directors or officers participate.