Form 10QSB/A
period 1996-06-30
NUKO INFORMATION SYSTEMS INC /CA/
filed 1997-05-20
CIK 108949

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-QSB/A

(Mark One)
         [X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period Ended June 30, 1996.
                        --------------

                                       or

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Transition Period to

                         Commission File Number 2-31438

                         NUKO Information Systems, Inc.



            New York                                     16-0962874
--------------------------------------------------------------------------------
(State of Other Jurisdiction or             (I.R.S. Employer Identification No.)
Incorporation or Organization)


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

YES  [X]     NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest feasible date:

              CLASSES                           Outstanding as of August 9, 1996
-------------------------------                 --------------------------------
Common Stock ($0.001 par value)                            10,409,098

                         NUKO Information Systems, Inc.

                    Index to Quarterly Report on Form 10-QSB
                       For the Period Ended June 30, 1996



PART I            FINANCIAL INFORMATION                                                 PAGE NO.
------            ---------------------                                                 --------
Item 1            Financial Statements

                  Condensed Consolidated Balance Sheets
                  June 30, 1996 and December 31, 1995.                                       3

                  Condensed Consolidated Statement of Operations
                  Three Months Ended June 30, 1996 and 1995.                                 5

                  Condensed Consolidated Statement of Operations
                  Six Months Ended June 30, 1996 and 1995.                                   6

                  Condensed Consolidated Statement of Cash Flows
                  Six Months Ended June 30, 1996 and 1995.                                   7

                  Notes to Condensed Consolidated Financial Statements                       8

Item 2            Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                 11

PART II           OTHER INFORMATION
-------           -----------------

Item 5            Other Information                                                         14

Item 6            Exhibits and Reports on Form 8-K                                          16





SIGNATURE                                                                                   17

                         NUKO Information Systems, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

PART I            FINANCIAL INFORMATION

         Item 1.           Financial Statements




                                                                     Restated
                                                                     June 30,         December 31,
                                                                     1996             1995
                                                                     -----------      -----------
ASSETS:

         Current Assets:
                  Cash and cash equivalents                          $ 6,374,415      $11,255,820
                  Short term investments                               2,654,273             --
                  Accounts receivable, trade                           1,061,895          120,000
                  Receivables from officers/directors                       --             27,931
                  Share subscriptions receivable including
                       interest of $30,567 at December 31, 1995             --            341,967
                  Inventories (net)                                    1,497,092          758,552
                  Other current assets                                   364,669          110,762
                                                                     -----------      -----------

                  Total Current Assets                                11,952,344       12,615,032


         Property and Equipment (Net)                                  1,637,041          459,497



         Other Assets                                                      9,783          253,340
                                                                     -----------      -----------

TOTAL ASSETS                                                         $13,599,168      $13,327,869
                                                                     ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                         NUKO Information Systems, Inc.

                 CONDENSED CONSOLIDATED BALANCE SHEETS (Cont'd.)



                                                                   Restated
                                                                   June 30,           December 31,
                                                                   1996               1995
                                                                   ------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

         Current Liabilities:
                  Accounts payable                                 $  2,823,790       $  1,319,959
                  Accrued liabilities                                      --              108,719
                  Current portion -- capital lease obligation           125,701             95,273
                                                                   ------------       ------------

                  Total current liabilities                           2,949,491          1,523,951

                  Senior notes                                             --              325,000
                  Capital lease obligation                              100,106            101,686
                                                                   ------------       ------------

                  Total liabilities                                   3,049,597          1,950,637

SHAREHOLDERS' EQUITY:

         Common stock, $0.001 par value, 20,000,000 shares
         authorized: 10,409,098 shares issued and outstanding
         at June 30, 1996; and 9,128,418 shares issued and
         outstanding at December 31, 1995                                10,409              9,128
         Additional paid-in capital                                  21,987,619         15,741,718
         Deferred compensation expense                                 (821,440)              --
         Accumulated deficit                                        (10,627,017)        (4,373,614)

         Total shareholders' equity                                  10,549,571         11,377,232
                                                                   ------------       ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 13,599,168       $ 13,327,869
                                                                   ============       ============



   The accompanying notes are an integral part of these financial statements.

                         NUKO Information Systems, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                    RESTATED
                                                    THREE MONTHS ENDED JUNE 30,
                                                    1996               1995
                                                    ------------       ------------
Net sales                                           $  2,162,867       $       --

Cost and Expenses:
  Cost of sales                                        1,389,909               --
  Research and development                             1,524,143            233,155
  Selling, general and administrative expenses         2,174,558            154,501
                                                    ------------       ------------
                                                       5,088,610            387,656
                                                    ------------       ------------
Loss from operations                                  (2,925,743)          (387,656)

Other income (expense), net                              111,965            (35,870)
                                                    ------------       ------------

   Net loss                                         $ (2,813,778)      $   (423,526)
                                                    ============       ============

Net loss per share                                  ($      0.27)      ($      0.17)
                                                    ============       ============
Weighted average shares outstanding                   10,256,785          2,528,000
                                                    ============       ============



   The accompanying notes are an integral part of these financial statements.

                         NUKO Information Systems, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                    RESTATED
                                                    SIX MONTHS ENDED JUNE 30,
                                                    1996              1995
                                                    -----------       -----------
Net sales                                           $ 2,637,280       $      --

Cost and Expenses:
  Cost of sales                                       1,532,230              --
  Research and development                            3,712,190           561,752
  Selling, general and administrative expenses        3,855,088           247,171
                                                    -----------       -----------
                                                      9,099,508           808,923
                                                    -----------       -----------
Loss from operations                                 (6,462,228)         (808,923)

Other income (expense), net                             208,825           (56,584)
                                                    -----------       -----------

   Net Loss                                         $(6,253,403)      $  (865,507)
                                                    ===========       ===========

Net loss per share                                  ($     0.70)      ($     0.35)
                                                    ===========       ===========
Weighted average shares outstanding                   8,976,242         2,496,000
                                                    ===========       ===========



   The accompanying notes are an integral part of these financial statements.

                         NUKO Information Systems, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                         RESTATED
                                                         SIX MONTHS ENDED JUNE 30,
                                                         1996               1995
                                                         ------------       ------------
Operating activities
Net cash used in operating activities                    $ (5,663,268)      $   (758,792)

Investing activities
         Short term investments                            (2,654,273)              --
         Acquisitions of property and equipment            (1,345,789)           (38,658)
                                                         ------------       ------------
Net cash used in investing activities                      (4,000,062)           (38,658)

Financing activities
         Net proceeds from capital lease                       28,848               --
         Issuance of common stock                           4,753,077              4,000
         Proceed (repayment) from notes payable and
            long term debt                                       --            1,050,000
                                                         ------------       ------------
Net cash provided by financing activities                   4,781,925          1,054,000
                                                         ------------       ------------


Increase (decrease) in cash and cash equivalents           (4,881,405)           256,550

Cash and cash equivalents at beginning of period           11,255,820                372
                                                         ------------       ------------

Cash and cash equivalents at end of period               $  6,374,415       $    256,922
                                                         ============       ============



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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1996

4.       SHORT TERM INVESTMENTS (Cont'd)

         The following is a summary of cash and cash equivalents and short term investments by balance sheet classification for June 30, 1996 and December 31, 1995:

                                                 June 30,         December 31,
                                                 1996             1995
                                                 -----------      -----------
         Cash and cash equivalents:
                  Demand deposit accounts .      $   430,228      $ 8,363,940
                  Commercial paper                 5,944,187             --
                  U.S. Treasury Obligations             --          2,891,880
                                                 -----------      -----------
                                                 $ 6,374,415      $11,255,820


         Short term investments:
                  Commercial paper               $ 2,654,273      $      --
                  U.S. Treasury Obligations      ___________      _____________

                                                 $ 2,654,273      $      --
                                                 ===========      ===========


         The estimated fair value of each investment approximates the amortized cost and, therefore, there are no unrealized gains or losses as of June 30, 1996.

5.       INVENTORIES

         Inventories are started at the lower of cost (first-in, first-out) or market. The components or inventory consists of the following:

                                                             June 30,          December 31,
                                                             1996              1995
                                                             -----------       -----------
           Electronic parts and other components             $   421,743       $   758,552
           Work in progress                                         --                --
           Finished Goods                                      1,706,063              --
                                                             -----------       -----------
                                                               2,127,806       $   758,552
           Inventory Reserve                                    (630,714)             --
                                                             -----------       -----------
                                                             $ 1,497,092       $   758,552
                                                             ===========       ===========

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

8.       STOCK OPTIONS

         The Company accounts for its employee stock option plans in accordance with Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB 25. The Company has recorded $114,216 and $148,696 compensation expense for stock options granted to employees at less than market price for the three month and six month periods ended June 30, 1996, respectively. The Company also recorded $170,000 and $510,370 of expenses for stock options granted to non-employees for the three month and six month periods ended June 30, 1996, respectively.

9.       RESTATEMENT

         The Company recognized compensation expense in its Form 10-K for fiscal year 1996 of $792,800 representing the fair market value of option awards to non-employees and $281,290 representing the difference between the grant price and the fair market value at the date of grant of options granted to employees. The Company has determined that the impact of these expenses was not correctly reflected in the Company's 10-QSB filings for fiscal 1996.

         Accordingly, the Company has restated its condensed consolidated financial statements for the three months and six months ended June 30, 1996. The restatement has resulted in an increase in the previously reported consolidated net loss of $2,529,562 and $5,594,377 respectively to a net loss of $2,813,778 and $6,253,403 respectively.

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

NET SALES AND NET LOSS

         Net sales for the second quarter are $2.2 million compared to no sales for the same period in 1995. Sales for the six month period ended June 30, 1996 are $2.6 million compared to no sales for the same period in the prior year. Sales for the quarter included shipment of the Company's products, rental of Highlander equipment and software maintenance revenue. Sales for the quarter and six months ended June 30, 1996 increased primarily as a result of the introduction of the Highlander product. The net loss for the quarter is $2.8 million or $0.27 per share, compared to a net loss of $0.4 million or $0.17 per share for the same period in 1995. The net loss for the six month period ended June 30, 1996 is $6.3 million or $0.70 per share compared to a loss of $0.9 million or $0.35 per share for the same period in 1995. Net losses reflect the Company's continued investment in research and development as well as adding personnel to enable the Company to support the customer requirements.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the second quarter of 1996 were $2.2 million compared to $0.2 million for the same period in 1995. Expenses for the six month period ended June 30, 1996 was $3.9 million compared to $0.2 million for 1995. The expenses increased as a result of adding marketing and other personnel is connected with the introduction of the Highlander product.

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




                                            NUKO INFORMATION SYSTEMS, INC.


DATE:    August 14, 1996                    By: /s/ John H. Gorman
         ---------------                        --------------------------------
                                                NAME:    John H. Gorman
                                                TITLE:   Chief Financial Officer

                         NUKO Information Systems, Inc.




                                  EXHIBIT INDEX


EXHIBIT NO.                        DESCRIPTION
-----------                        -----------
  11.1                Calculation of Net Loss Per Share

  27                  Financial Data Schedule