Form 10QSB/A
period 1996-09-30
NUKO INFORMATION SYSTEMS INC /CA/
filed 1997-05-20
CIK 108949

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-QSB/A

(Mark One)

         (X) Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period Ended
              September 30, 1996.
              ------------------

                                       or

         ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Transition Period to

                         Commission File Number 2-31438

                         NUKO Information Systems, Inc.

         -----------------------------------------------------------------------
         New York                           16-0962874
         -------------------------------    ------------------------------------
         (State of Other Jurisdiction or (I.R.S. Employer Identification No.) Incorporation or Organization)


                   2391 Qume Drive, San Jose, California 95131
         -----------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (408) 526-0288
         -----------------------------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  (X)       NO  ( )

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest feasible date:

                    CLASSES                 Outstanding as of October 30, 1996
         -------------------------------    ----------------------------------
         Common Stock ($0.001 par value)                10,450,690

                         NUKO Information Systems, Inc.

                    Index to Quarterly Report on Form 10-QSB
                     For the Period Ended September 30, 1996


PART I     FINANCIAL INFORMATION                                        PAGE NO.
------     ----------------------------------------------------------   --------
Item 1     Financial Statements

           Condensed Consolidated Balance Sheets
           September 30, 1996 and December 31, 1995.                        3

           Condensed Consolidated Statement of Operations
           Three Months Ended September 30, 1996 and 1995.                  5

           Condensed Consolidated Statement of Operations
           Nine Months Ended September 30, 1996 and 1995.                   6

           Condensed Consolidated Statement of Cash Flows
           Nine Months Ended September 30, 1996 and 1995.                   7

           Notes to Condensed Consolidated Financial Statements             8

Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       10

PART II    OTHER INFORMATION
------     -----------------------------------------------------------

Item 5     Other Information                                               13

Item 6     Exhibits and Reports on Form 8-K                                15






SIGNATURE                                                                  16

-----------------

                         NUKO Information Systems, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

PART I   FINANCIAL INFORMATION

     Item 1.    Financial Statements


                                                               Restated
                                                             September 30,       December 31,
                                                                 1996               1995
                                                              (unaudited)
                                                              -----------        -----------
ASSETS:

     Current Assets:
         Cash and cash equivalents                            $ 2,900,855        $11,255,820
         Accounts receivable, trade                             4,856,438            120,000
         Receivables from officers/directors                       27,931             27,931
         Share subscriptions receivable including
            interest of $30,567 at December 31, 1995                   --            341,967
         Inventories, net                                       2,395,717            758,552
         Other current assets                                     527,130            110,762
                                                              -----------        -----------

         Total Current Assets                                  10,708,071         12,615,032


     Property and Equipment, net                                2,411,140            459,497



     Other Assets                                                   8,270            253,340
                                                              -----------        -----------

TOTAL ASSETS                                                  $13,127,481        $13,327,869
                                                              ===========        ===========










         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         NUKO Information Systems, Inc.

                 CONDENSED CONSOLIDATED BALANCE SHEETS (Cont'd.)


                                                                 Restated
                                                               September 30,        December 31,
                                                                  1996                 1995
                                                               (unaudited)
                                                               ------------         ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities:
         Accounts payable                                      $  3,961,766         $  1,319,959
         Accrued liabilities                                        704,666              108,719
         Current portion -- capital lease obligation                130,277               95,273
                                                               ------------         ------------

         Total current liabilities                                4,796,709            1,523,951

         Senior notes                                                    --              325,000
         Capital lease obligation, less current portion              65,250              101,686
                                                               ------------         ------------

         Total liabilities                                        4,861,959            1,950,637

SHAREHOLDERS' EQUITY:

     Common stock, $0.001 par value, 20,000,000 shares
     authorized: 10,450,690 shares issued and outstanding
     at September 30, 1996; and 9,128,418 shares issued and
     outstanding at December 31, 1995                                10,450                9,128
     Additional paid-in capital                                  22,305,944           15,741,718
     Deferred compensation expense                                 (723,650)
     Accumulated deficit                                        (13,327,222)          (4,373,614)
                                                               ------------         ------------

     Total shareholders' equity                                   8,265,522           11,377,232
                                                               ------------         ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 13,127,481         $ 13,327,869
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

                         NUKO Information Systems, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                      RESTATED
                                                      THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                      1996                 1995
                                                      ------------         -----------
Net sales                                             $  4,298,744         $   125,233

Cost and Expenses:
  Cost of sales                                          2,919,178              68,746
  Research and development                               1,547,971             188,637
  Selling, general and administrative expenses           2,640,519             419,882
                                                      ------------         -----------
                                                         7,107,668             677,265
                                                      ------------         -----------
Loss from operations                                    (2,808,924)           (552,032)

Other income, net                                          108,720                 117
                                                      ------------         -----------

   Net loss                                           $ (2,700,204)        $  (551,915)
                                                      ============         ===========

Net loss per share                                    ($      0.26)        ($     0.22)
                                                      ============         ===========
Weighted average shares outstanding                     10,424,015           2,529,126
                                                      ============         ===========



















         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         NUKO Information Systems, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                      RESTATED
                                                      NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                      1996                 1995
                                                      ------------         -----------
Net sales                                             $  6,936,024         $   125,233

Cost and Expenses:
  Cost of sales                                          4,451,408              68,746
  Research and development                               5,260,161             750,389
  Selling, general and administrative expenses           6,495,607             667,053
                                                      ------------         -----------
                                                        16,207,176           1,486,188
                                                      ------------         -----------
Loss from operations                                    (9,271,152)         (1,360,955)

Other income (expense), net                                317,545             (56,467)
                                                      ------------         -----------

   Net Loss                                           $ (8,953,607)        $(1,417,422)
                                                      ============         ===========

Net loss per share                                    ($      0.95)        ($     0.57)
                                                      ============         ===========

Weighted average shares outstanding                      9,455,315           2,500,706
                                                      ============         ===========



















         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         NUKO Information Systems, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                               Restated
                                                               Nine Months Ended
                                                               September 30,
                                                               1996                 1995
                                                               ------------         -----------
Operating activities
Net cash used in operating activities                          $(10,883,314)        $(1,339,354)

Investing activities
         Short term investment                                           --                  --
         Acquisitions of property and equipment                  (2,322,082)            (62,365)
                                                               ------------         -----------
Net cash used in investing activities                            (2,322,082)            (62,365)

Financing activities
         Payment on capital lease                                    (1,432)                 --
         Issuance of common stock                                 4,851,863               4,000
         Proceeds from notes payable and long term debt                  --           1,300,000
                                                               ------------         -----------
Net cash provided by financing activities                         4,850,431           1,304,000


Increase (decrease) in cash and cash equivalents                 (8,354,965)            (97,719)

Cash and cash equivalents at beginning of period                 11,255,820              85,807

Cash and cash equivalents at end of period                     $  2,900,855         $   (11,912)
                                                               ============         ===========
















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

2.       INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory consists of the following:

                                                    September 30,   December 31,
                                                    1996            1995
                                                    -------------   ------------
         Electronic parts and other components      $  293,365      $   28,552
         Work in progress                              307,691              --
         Finished Goods                              1,794,661         730,000
                                                    ----------      ----------
         Net Inventory                              $2,395,717      $  758,552
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

                         NUKO Information Systems, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

4.       ACCOUNTING FOR STOCK-BASED COMPENSATION

         During October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). This accounting standard permits the use of either a fair value based method or the current Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) when accounting for stock-based compensation arrangements. Companies that do not follow the new fair value based method will be required to disclose pro forma net income and earnings per share computed as if the fair value based method has been applied. The disclosure provisions of SFAS No. 123 are effective for fiscal years beginning after December 15, 1995. Management has elected the alternate disclosure method provided by SFAS No. 123. The Company has recorded $119,540 and $268,236 compensation expense for stock options granted to employees at less than market price for the three month and nine month periods ended September 30, 1996, respectively. The Company also recorded $197,831 and $708,201 of expenses for stock options granted to non-employees for the three month and nine month periods ended September 30, 1996, respectively.

5.       SUBSEQUENT EVENTS

         Subsequent to quarter end the Company secured a $6 million dollar line of credit with a bank.

6.       RESTATEMENT

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

         Accordingly, the Company has restated its condensed financial statements for the three months and nine months ended September 30, 1996. The restatement has resulted in an increase in the previously reported consolidated net loss of $2,382,833 and $7,977,170 respectively to a net loss of $2,700,204 and $8,953,607 respectively.

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

NET SALES AND NET LOSS

         Net sales for the third quarter are $4.3 million compared to $0.1 million for the same period in 1995. Sales for the nine month period ended September 30, 1996 are $6.9 million compared to $0.1 million for the same period in the prior year. Sales for the quarter included shipment of the Company's Highlander products and the Company's OEM products. Sales for the quarter and nine months ended September 30, 1996 increased primarily as a result of the introduction of and acceptance by the Company's customers of both the Highlander product and the Company's OEM products. The net loss for the quarter is $2.7 million or $0.26 per share, compared to a net loss of $0.6 million or $0.22 per share for the same period in 1995. The net loss for the nine month period ended September 30, 1996 is $9.0 million or $0.95 per share compared to a loss of $1.4 million or $0.57 per share for the same period in 1995. Net losses reflect the Company's continued investment in research and development as well as adding personnel to enable the Company to support the customer requirements.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the third quarter of 1996 were $2.6 million compared to $0.4 million for the same period in 1995. Expenses for the nine month period ended September 30, 1996 was $6.5 million compared to $0.7 million for 1995. The expenses increased as a result of adding marketing and other personnel is connected with the introduction of the Highlander product.

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




                                        NUKO INFORMATION SYSTEMS, INC.


DATE:  November 12, 1996                By:  /s/ John H. Gorman
       -----------------                     ------------------

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