Form 10-Q
period 1997-03-31
NUKO INFORMATION SYSTEMS INC /CA/
filed 1997-05-20
CIK 108949

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

(Mark One)
     (X) Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period Ended March 31, 1997.

                                       or

     ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Transition Period to

                         Commission File Number 2-31438

                         NUKO Information Systems, Inc.
--------------------------------------------------------------------------------
Delaware                                   16-0962874
------------------------------             -------------------------------------
(State of Other Jurisdiction or            (I.R.S. Employer Identification No.)
Incorporation or Organization)


                   2391 Qume Drive, San Jose, California 95131
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


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

YES  ( X )  NO  (  )

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest feasible date:

             CLASSES                      Outstanding as of April 30, 1997
-------------------------------           --------------------------------
Common Stock ($0.001 par value)                       11,000,947

                         NUKO Information Systems, Inc.

                     Index to Quarterly Report on Form 10-Q
                       For the Period Ended March 31, 1997


PART I         FINANCIAL INFORMATION                                       PAGE NO.
------         ---------------------                                       --------
Item 1         Financial Statements                                            3

               Condensed Consolidated Balance Sheets
               March 31, 1997 and December 31, 1996.                           3

               Condensed Consolidated Statement of Operations
               Three Months Ended March 31, 1997 and 1996.                     5

               Condensed Consolidated Statement of Cash Flows
               Three Months Ended March 31, 1997 and 1996.                     6

               Notes to Condensed Consolidated Financial Statements            7

Item 2         Management's Discussion and Analysis of Financial Condition     9
               and Results of Operations

PART II        OTHER INFORMATION
-------        -----------------
Item 2         Change in Securities                                            12

Item 5         Other Information                                               12

Item 6         Exhibits and Reports on Form 8-K                                21

PART I      FINANCIAL INFORMATION

        Item 1.       Financial Statements

                         NUKO Information Systems, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 March 31,          December 31,
                                                 1997               1996
                                                 (unaudited)
                                                 -----------        ------------
ASSETS:

        Current Assets:
               Cash and cash equivalents         $ 2,223,614        $ 2,270,423
               Restricted Cash                       200,000            200,000
               Accounts receivable, trade          5,605,982          6,864,479
               Inventories, net                    6,620,957          4,828,632
               Other current assets                  560,522            564,729
                                                 -----------        -----------

               Total Current Assets               15,211,075         14,728,263


        Property and Equipment, net                3,822,777          3,445,868


        Other Assets                                 492,129              6,127
                                                 -----------        -----------

TOTAL ASSETS                                     $19,525,981        $18,180,258
                                                 ===========        ===========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         NUKO Information Systems, Inc.

                 CONDENSED CONSOLIDATED BALANCE SHEETS (Cont'd.)



                                                                    March 31,             December 31,
                                                                    1997                  1996
                                                                    (unaudited)
                                                                     ------------         ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

        Current Liabilities:
               Accounts payable                                      $  4,710,605         $  7,216,513
               Accrued liabilities                                      1,230,510            1,052,553
               Line of credit                                           2,177,072            2,160,255
               Current portion -- capital lease obligation                346,500              225,105
                                                                     ------------         ------------

               Total current liabilities                                8,464,687           10,654,426
               Deferred revenue                                         2,161,996                 --
               Capital lease obligation, less current portion             158,123               39,128
                                                                     ------------         ------------


               Total liabilities                                       10,784,806           10,693,554

STOCKHOLDERS' EQUITY:

        Preferred stock, $.001 par value; 5,000,000 shares
        authorized; issued and outstanding: 10,000 shares
        at March 31, 1997 and 5,000 at December 31, 1996                       10                    5

        Common stock, $0.001 par value, 20,000,000 shares
        authorized; shares issued and outstanding: 10,604,435
        shares at March 31, 1997 and 10,491,101 shares
        shares at December 31, 1996                                        10,604               10,491
        Additional paid-in capital                                     32,359,599           27,293,448
        Deferred compensation expense                                    (648,015)            (710,596)
        Accumulated deficit                                           (22,981,023)         (19,106,644)
                                                                     ------------         ------------

        Total stockholders' equity                                      8,741,175            7,486,704
                                                                     ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 19,525,981         $ 18,180,258
                                                                     ============         ============



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         NUKO Information Systems, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                             THREE MONTHS ENDED
                                                      MARCH 31,            MARCH 31,
                                                      1997                 1996
                                                      ------------         -----------
Net sales                                             $  2,246,240         $   474,413

Cost and Expenses:
  Cost of sales                                          1,951,924             142,321
  Research and development                               1,929,515           2,188,047
  Selling, general and administrative expenses           2,181,205           1,680,330
                                                      ------------         -----------
                                                         6,062,644           4,010,698
                                                      ------------         -----------
Loss from operations                                    (3,816,404)         (3,536,285)

Other income (expense), net                                (57,974)             96,860
                                                      ------------         -----------

   Net loss                                           $ (3,874,378)        $(3,439,625)
                                                      ============         ===========

Net loss per share                                          ($0.37)             ($0.42)
                                                      ------------         -----------
Weighted average shares outstanding                     10,502,482           8,180,602
                                                      ============         ===========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         NUKO Information Systems, Inc.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           THREE MONTHS ENDED
                                                                       MARCH 31,           MARCH 31,
                                                                       1997                1996
                                                                       -----------         ------------
Cash flows from operating activities
    Net loss                                                           $(3,874,378)        $ (3,439,625)
    Adjustments to reconcile net loss to
           net cash used in operating activities:
       Compensation expense                                                 62,581              374,850
       Allowance for excess and obsolete inventory                         150,000              166,857
       Depreciation and amortization                                       405,548               56,485
       Changes in operating assets and liabilities:
           Accounts receivable                                           1,258,497               57,563
           Interest on stock subscriptions                                    --                 30,567
           Inventories                                                  (1,942,325)            (164,234)
           Prepaid expenses                                                  4,207             (146,154)
           Other assets                                                   (487,673)             (78,079)
           Accounts payable                                             (2,505,908)             330,356
           Accrued liabilities                                             177,957              315,295
           Deferred revenue                                              2,161,996                 --
                                                                       -----------         ------------
               Net cash used in operating activities                    (4,589,498)          (2,496,119)
                                                                       -----------         ------------

Cash flows from investing activities:
    Short term investments                                                    --             (1,668,634)
    Purchases of property and equipment                                   (780,786)            (314,124)
                                                                       -----------         ------------
    Net cash used in investing activities                                 (780,786)          (1,982,758)

Cash flows from financing activities
    Proceeds from borrowings                                                16,817                 --
    Sale and leaseback under capital lease                                 371,467                 --
    Payments on capital lease obligations                                 (131,077)             (22,418)
    Proceeds from exercise of common stock options and warrants            269,168              540,000
    Proceeds from share subscriptions                                         --                311,400
    Proceeds from issuance of common stock                                    --              3,843,983
    Proceeds from issuance of preferred stock                            4,797,100                 --
                                                                       -----------         ------------
               Net cash provided by financing activities                 5,323,475            4,672,965
                                                                       -----------         ------------

               NET INCREASE (DECREASE) IN CASH                             (46,809)             194,088
               AND CASH EQUIVALENTS

Cash and cash equivalents at beginning of quarter                        2,270,423           11,255,820
                                                                       -----------         ------------

Cash and cash equivalents at end of quarter                            $ 2,223,614         $ 11,449,908
                                                                       ===========         ============



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         NUKO Information Systems, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997

1.      BASIS OF PRESENTATION

        The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results that may be expected for a full fiscal year. The December 31, 1996 balance sheet data was derived from the audited financial statements, but does not include the disclosure required by generally accepted accounting principles. The Company has sustained recurring losses from operations. Management has developed a fiscal 1997 operating plan in which the Company has placed significant reliance on obtaining outside financing. Management is actively pursuing additional debt and equity financing from both institutional and corporate investors and funding opportunities from strategic corporate partners. Sincere there is no assurance that management will complete their plans, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. For further information, refer to the financial statements and accompanying footnotes for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K for such period.

2.      INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory consists of the following:

                                March 31,         December 31,
                                1997              1996
                                ----------        -----------
        Raw material            $1,899,320        $1,445,748
        Work in progress           644,355         1,253,617
        Finished Goods           2,170,097         2,129,267
                                ----------        ----------
        Net Inventory           $4,713,772        $4,828,632
                                ==========        ==========

3.      INCOME TAXES

        The Company's tax rate differs from the federal tax rate because net operating losses have not been benefited.

                         NUKO Information Systems, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997

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

                         NUKO Information Systems, Inc.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated as a result of certain factors, including those set forth in Item 5 of this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NET SALES AND NET LOSS

        Net sales for the first quarter are $2.2 million compared to $0.4 million for the same period in 1996. Sales for the quarter included shipment of the Company's Highlander products and the Company's OEM products plus a $0.6 million license fee from one of the Company's customers. The net loss for the quarter is $3.8 million or $0.37 per share, compared to a net loss of $3.4 million or $0.42 per share for the same period in 1996. Net losses reflect the Company's continued investment in research and development as well as adding personnel to enable the Company to support the customer requirements.

COST OF SALES

        Cost of sales for the first quarter of 1997 was $2.0 million compared to $0.1 million for the same period in 1996. The gross margin resulting from the cost of sales as a percentage of net sales was 13% for the quarter.

RESEARCH AND DEVELOPMENT EXPENSE

        Research and development expenses for the first quarter of 1997 were $1.9 million compared to $2.1 million for the same period in 1996. The research and development expenses reflect the Company's commitment to invest in the development and enhancement of the Company's family of product lines. The Company is allocating a higher percentage of its resources to focus on enhancing its software products that support its hardware products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses for the first quarter of 1997 were $2.1 million compared to $1.7 million for the same period in 1996. The increase in expenses was primarily related to adding marketing, technical support and other sales personnel to support the Company's customers and marketing partners.

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

        During October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). This accounting standard permits the use of either a fair value based method or the current Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) when accounting for stock-based compensation arrangements. Companies that do not follow the new fair value based method will be required to disclose pro forma net income and earnings per share computed as if the fair value based method has been applied. The disclosure provisions of SFAS No. 123 are effective for fiscal years beginning after December 15, 1995. Management has elected to use the alternate disclosure method provided by SFAS No. 123.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations primarily through debt and equity financing. At March 31, 1997, the Company's ending balance of cash and cash equivalents, which consist of investments in demand deposits, commercial paper and U.S. Treasury obligations with maturities of less than 90 days was $2.2 million which reflects no change from the December 31, 1996 balance. The Company had working capital of approximately $6.7 million, representing an increase of $2.7 million from the Company's working capital at December 31, 1996. In February 1997, the Company completed a private placement (the "Private Placement") and received net proceeds of $4.8 million from issuances of 5,000 shares of the Company's Series A Convertible Preferred Stock to a single institutional investor (the "Investor"). The Company previously sold 5,000 shares of Series A Convertible Preferred Stock to the Investor on December 16, 1996 and received net proceeds of $4.8 million. During the quarter, the Company used cash to funds its operating requirements and to increase its working capital.

        In October 1996, the Company obtained a $6.0 million line of credit with Silicon Valley Bank. The line of credit was due to expire on March 31, 1997 but has been extended to May 31, 1997. The Company has received an oral commitment from Silicon Valley Bank to extend the line of credit for an additional twelve months, subject to final documentation. The extended line of credit would have a borrowing base of $6.0 million. At March 31, 1996, the Company has borrowed $2.2 million under the Silicon Valley Bank line of credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (Cont'd.)

        The Company has no long term debt with the exception of a lease agreement for the purpose of financing the acquisition of general furnishings, computers and manufacturing equipment. The unpaid long term balance of this obligation was approximately $0.1 million and $0.03 million at March 31, 1997 and December 31, 1996, respectively.

        Management believes that in order to implement the Company's 1997 Operating Plan the Company will need additional financing. The Company does not have any arrangements to obtain additional sources of financing. The Company intends to actively pursue additional debt or equity financing from institutional or corporate investors or funding opportunities from strategic partners. There can be no assurance that the Company will be able to obtain such financing on acceptable terms or at all. In such event, the Company would consider appropriate financing alternatives and revising its 1997 Operating Plan.

                         NUKO Information Systems, Inc.


PART II OTHER INFORMATION

Item 2    Change in Securities

        On February 28, 1997, the Company issued to the Investor pursuant to Rule 506 under the Securities Act of 1933, as amended (the "Act"), 5,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share ("Convertible Preferred"), for an aggregate purchase price of $5,000,000, upon the second closing under a Securities Purchase Agreement, dated as of December 13, 1996, by and between the Company and the Investor (the "Purchase Agreement"). The Investor is an "accredited investor" within the meaning of Rule 501(a) under the Act. The Convertible Preferred, together with a premium thereon accruing at the rate of 7% per annum, is convertible into Common Stock at a conversion price equal to the lesser of (i) $16 per share and (ii) a discount to the per share market price of the Company's Common Stock (based on a ten day average thereof) on the conversion date. The discount ranges from 0% currently to 15% beginning 90 days after the first closing. For every two shares of Common Stock issued upon conversion of the Convertible Preferred, the holder will receive one five-year warrant to acquire one share of Common Stock at an exercise price of $18 per share.

        The Company also issued to the investor a Stock Purchase Warrant (the "Warrant") to purchase 625,000 shares of its Common Stock. The Warrant has an exercise price equal to 110% of the average closing bid price for the Company's Common Stock on The Nasdaq Stock Market's National Market System for the thirty trading days beginning June 1, 1997 and may be exercised at any time after the end of such thirty-day trading period and before March 1, 2002. In connection with its issuance of the Warrant, the Company has granted registration rights with respect to the shares of Common Stock underlying the Warrant pursuant to a Warrant Share Registration Rights Agreement dated as of February 28, 1997 by and between the Company and the Investor.

        As consideration for the issuance of the Warrant, the Investor agreed to defer from March 17, 1997 to April 30, 1997 its right to increase Convertible Preferred purchased at the second closing into shares of Common Stock.

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

        In addition to the other information contained in the Quarterly report, the following risk factors should be carefully considered in evaluating the Company.

        HISTORY OF LOSSES. Since its decision to enter the video networking market, the Company has operated at a loss because the Company's revenues have been insufficient to support the comparatively substantial expenses incurred by the Company, primarily for research and development. The Company recorded net losses of approximately $.7 million in fiscal 1994, $1.7 million is fiscal 1995, $2.0 million for the eight months ended December 31, 1995, $14.7 million in fiscal 1996 and $1.8 million for the three months ending March 31, 1997. The Company's accumulated deficit at March 31, 1997 is approximately $20.9 million. There can be no assurance that the Company's products will be widely accepted in the marketplace or to the extent sales are made, that the volume, pricing and timing will be sufficient to permit the Company to achieve profitability in the future.

        INDISPENSABLE NEED FOR CAPITAL/REPORT OF INDEPENDENT ACCOUNTANTS REGARDING ABILITY TO CONTINUE AS A GOING CONCERN. Primarily because of the Company's history of operating losses, there is substantial doubt about the Company's ability to continue as a going concern unless the Company is able to obtain additional financing. The Company anticipates that without additional equity financing it would likely run out of cash to fund its operations during the second fiscal quarter of 1997. The Company currently does not have any arrangements to obtain other sources of financing. If the Company were unable to secure such financing, the Company would at a minimum be forced to revise its 1997 Operating Plan. The report of independent accountants on the Company's financial statements included in the Company's Annual Report includes an explanatory paragraph to this effect.

        ADDITIONAL CAPITAL REQUIREMENTS. Although the Company believes that its existing cash resources and the proceeds of the Private Placement will provide adequate funding for its capital requirements through the second quarter of 1997, the Company expects it will need additional funds to support is operating plan at some time during 1997. The Company's capital requirements will depend on many factors, including the progress of its research and development efforts, its timely receipt of revenue from sales of its products to large customers, the need to devote resources to manufacturing operations, and the demand for the Company's products. Additional future financing may occur through the sale of unregistered stock or convertible debt. Pursuant to the Securities Purchase Agreement dated as of December 31, 1996 between the Company and the Investor, however, the Company may not, without the prior written consent of the Investor, negotiate or contract with any party to obtain any additional equity financing (including debt financing with an equity component) until June 28, 1997 unless such financing is by way of a firm commitment underwriting, the issuance of securities in connection with a merger, consolidation or sale of assets or the issuance of securities in connection with a strategic investment or joint venture. The Investor will also have a right of first refusal during the 240 days beginning June 28, 1997 to purchase securities on the same terms offered by potential investors during such period, subject to the same exceptions applicable during the period ending June 28, 1997. The Company's line of credit with Silicon Valley Bank (the "Line of Credit") is due to expire on May 31, 1997. The Company currently has borrowed $2.2 million under the Line of Credit. The Company has received an oral commitment to extend the Line of Credit for an additional twelve months, subject to final documentation. There can be no assurance that new financing will be available when needed by the Company or that the terms, if available, will be satisfactory to the Company. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its research and development or manufacturing programs or to obtain funds through arrangements that may require the Company to relinquish rights to certain of its technologies or potential products or other assets that the Company would not otherwise relinquish. The inability of the Company to raise needed funds would have a material adverse effect on the Company's business, financial condition and results of operations.

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

        EARLY STAGE OF PRODUCT DEVELOPMENT. Since early 1994, the Company has been primarily engaged in research and development of its technologies, product design and establishment of strategic alliances on which the Company expects to depend for manufacturing, sales and distribution of its potential products. The Company has only recently begun to generate significant revenues from the commercialization of products. The Company has to date sold its initial products only in limited quantities, primarily for use in development, demonstration and testing of prototypes. Certain contracts may relate to new technologies that may not have been previously deployed on a large-scale commercial basis. The Company's products are based on technologies that have not been widely deployed, and there can be no assurance that the Company will be able successfully to market its initial products to generate the increased revenues necessary to sustain full scale commercial production or that the Company's products will be well received when introduced into the marketplace on a full commercial scale. The Company's products also must interoperate effectively among a wide variety of different equipment, different protocols and different transmission speeds. While the Company believes its products interoperate effectively among the principal configurations of equipment, protocols and transmission speeds that are currently commercially deployed, there can be no assurances that the Company's products will continue to interoperate effectively among other configurations of equipment, protocols and transmission speeds which may be developed or utilized in the future. Moreover, management of the Company has limited experience with the distribution of technologically complex products in commercial quantities and there can be no assurance that the Company will be able to make necessary adaptations to successfully move from the research and development stage to full commercial production and distribution.

        COMPETITION. The segments of the telecommunications industry in which the Company competes are intensely competitive and are characterized by declining average selling prices and rapid technological change. The Company competes with major domestic and international companies, virtually all of which have substantial greater financial, technical, production and marketing resources than the Company with which to pursue engineering, manufacturing, sales, marketing and distribution of their products. For example, in its compression and networking business, the Company competes with vertically integrated system suppliers including General Instrument Corporation, Scientific-Atlanta, Inc., and Philips, as well as more specialized suppliers including DMV division of News Corp., C-Cube Microsystems' DiviCom Inc. subsidiary, and the TV/COM subsidiary of Hyundai. In addition, some of the Company's customers are actual or potential competitors of the Company, competing against the Company with its own products. The Company believes that the principal criteria for competition in its market include cost competitiveness, flexibility, revenue generation capability, compatibility with existing networks and upgradeability, as well as customer support. There can be no assurance that the Company will be able to compete successfully with other companies on these factors or otherwise.

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

        Historically, telcos have been cautious in implementing new technologies. Telcos' deployment of the Company's compression and networking technologies may be prevented or delayed by a number of factors, including telcos' lengthy product approval and purchase processes; cost; regulatory barriers that may prevent or restrict telcos from providing interactive multimedia services; the lack of demand for Internet access and other interactive multimedia services; the lack of sufficient programming content for interactive multimedia services; the availability of alternative technologies; and telcos' policies that favor the use of such alternative technologies. In addition, telcos are generally reluctant to deploy new technologies available only from a single source, especially when the supplier is as small as the Company, and often require alternative sources before deploying a new technology. This reluctance may put the Company at a competitive disadvantage relative to some of its competitors. Even if the telcos adopt policies favoring full-scale implementation of the Company's compression and networking technologies, there can be no assurance that sales of the Company's products will become significant or that the Company will be able successfully to introduce its products on a timely basis or to sell those products in material quantities. The failure of telcos to deploy the Company's technologies would have a material adverse effect on the Company's business, financial condition and results of operations. Even if demand for the Company's products is high, telcos may have sufficient bargaining power to demand low prices and other terms and conditions which may have a material adverse effect on the Company's business, financial condition and results of operations.

        DEPENDENCE ON SUPPLIERS. The Company purchases certain of the chips and chip sets needed in its products from single source suppliers. The Company is dependent upon such suppliers to deliver parts and components as needed for the manufacture of the Company's products, and there can be no assurance that such suppliers will continue to be able to serve the Company's needs. While there are alternative sources of supply for each of the components outsourced by the Company, the Company would incur delays if required to switch to another supplier. Any disruption of the Company's relationships with any of its key single source suppliers or manufacturers or other limitations on the availability of these products provided by such suppliers could have an adverse effect on the Company's business and operating results.

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

        INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS. The Company attempts to protect its technology through a combination of patents, copyrights, trade secrets, confidentiality procedures and licensing arrangements. While the Company currently has no patents, the Company has applied for certain patents and intends to continue to seek patents on its technology, when appropriate. There can be no assurance that patents will issue from any of the pending applications or that any claims allowed from pending patents will be sufficiently broad to protect the Company's technology. While the Company intends to protect its intellectual property rights vigorously, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The Company will endeavor to keep the results of its research and development program proprietary, but may not be able to prevent others from using some or all of such information or technology with or without compensation. The Company's ultimate success will depend to some extent on its ability to avoid infringement of patent or other proprietary rights of others. The Company is not aware that it is infringing any such rights, nor is it aware of proprietary rights of others for which it will be required to obtain a license in order to market its initial products. However, there is no assurance that the Company is not infringing proprietary rights of others or that it will be able to obtain any technology licenses it may require in the future.

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

        CONTROL BY OFFICERS AND DIRECTORS. As of April 30, 1997, the officers and directors of the Company control, directly or indirectly, approximately 32.2% of the voting power of the

        Company's voting stock, including options and warrants immediately exercisable or exercisable within 60 days. Although management does not control a majority of the outstanding voting stock, it holds a sufficient amount to make it more difficult for an independent third party to effect a change in control of the Company than would be the case if the stock ownership were less concentrated among members of management.

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

                         NUKO Information Systems, Inc.


        Item 6.       Exhibits and Reports on Form 8-K

                      a)     Exhibits

                             11.1   Calculation of Net Loss Per Share

                             27.1   Financial Data Schedule

                      b)     Reports on Form 8-K

                             1. Form 8-K was filed on February 14, 1997 to
                                announce preliminary unaudited results for the year ended December 31, 1996.

                             2. Form 8-K was filed on March 5, 1997 to
                                announce that the Company completed on
                                February 28, 1997 the second phase of a
                                private placement of Series A Convertible
                                Preferred Stock to a single institutional investor.

                         NUKO Information Systems, Inc.


        SIGNATURE

        Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     NUKO INFORMATION SYSTEMS, INC.


        DATE:    May 19, 1997        By:    /s/ John H. Gorman
                 ------------             ------------------------------

                                     NAME:     John H. Gorman
                                     TITLE:    Chief Financial Officer