Form 10-Q
period 1997-06-30
NUKO INFORMATION SYSTEMS INC /CA/
filed 1997-08-14
CIK 108949

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

(Mark One)

     [ X ] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934.

              For the Quarterly Period Ended June 30, 1997.

                                   or

     [  ]     Transition Report Pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934.

              For the Transition Period to

                         Commission File Number 2-31438

                         NUKO Information Systems, Inc.



Delaware                                     16-0962874
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

YES   [ X ]    NO   [  ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest feasible date:

               CLASSES                     Outstanding as of July 31, 1997
     ------------------------------        -------------------------------
     Common Stock ($0.001 par value)                13,383,963

                         NUKO Information Systems, Inc.

                     Index to Quarterly Report on Form 10-Q
                       For the Period Ended June 30, 1997


PART I            FINANCIAL INFORMATION                                PAGE NO.
------            ---------------------                                --------
Item 1      Financial Statements

            Condensed Consolidated Balance Sheets
            June 30, 1997 and December 31, 1996.                           3

            Condensed Consolidated Statement of Operations
            Three Months Ended June 30, 1997 and 1996.                     5

            Condensed Consolidated Statement of Operations
            Six Months Ended June 30, 1997 and 1996.                       6

            Condensed Consolidated Statement of Cash Flows
            Three Months Ended March 31, 1997 and 1996.                    7

            Notes to Condensed Consolidated Financial Statements.          8

Item 2      Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     11

PART II     OTHER INFORMATION
-------     -----------------

Item 1      Legal Proceedings                                             14

Item 2      Changes in Securities                                         14

Item 4      Submissions of Matters to a Vote of Security Holders          15

Item 5      Other Information                                             15

Item 6      Exhibits and Reports on Form 8-K                              24

PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements

                         NUKO Information Systems, Inc.

                           CONSOLIDATED BALANCE SHEETS

                                                 June 30,
                                                 1997            December 31,
                                                 (unaudited)     1996
                                                 -----------     -----------
ASSETS:

         Current Assets:
                  Cash and cash equivalents      $ 1,958,674     $ 2,270,423
                  Restricted cash                         --         200,000
                  Accounts receivable, trade       4,182,621       6,864,479
                  Inventories, net                 6,109,645       4,828,632
                  Other current assets               609,267         564,729
                                                 -----------     -----------
                  Total Current Assets            12,860,207      14,728,263

         Property and Equipment, net               3,467,589       3,445,868

         Equity Investment                         1,000,000              --
         Other Assets                                490,458           6,127
                                                 -----------     -----------
TOTAL ASSETS                                     $17,818,254     $18,180,258
                                                 ===========     ===========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                         NUKO Information Systems, Inc.

                      CONSOLIDATED BALANCE SHEETS (Cont'd.)

                                                                      June 30,
                                                                      1997             December 31,
                                                                      (unaudited)      1996
                                                                     ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

         Current Liabilities:
                  Accounts payable                                   $  6,139,929      $  7,216,513
                  Accrued liabilities                                   1,928,144         1,052,553
                  Notes payable                                           110,000                --
                  Line of credit                                        2,663,353         2,160,255
                  Current portion -- capital lease obligation             248,070           225,105
                                                                     ------------      ------------
                  Total current liabilities                            11,089,496        10,654,426

                  Deferred revenue                                      1,820,000                --
                  Other long-term liabilities                             315,064                --
                  Capital lease obligation, less current portion          136,242            39,128
                                                                     ------------      ------------
                  Total liabilities                                    13,360,802        10,693,554
                                                                     ------------      ------------

REDEEMABLE PREFERRED STOCK                                              4,060,358                --

STOCKHOLDERS' EQUITY:

         Preferred stock, $.001 par value; 5,000,000 shares
         authorized; issued and outstanding: 3,000 shares
         at June 30, 1997 and 5,000 at December 31, 1996                        3                 5

         Common stock, $0.001 par value, 20,000,000 shares
         authorized; shares issued and outstanding: 11,574,535
         shares at June 30, 1997 and 10,491,101 shares
         shares at December 31, 1996                                       11,574            10,491
         Additional paid-in capital                                    28,551,307        27,293,448
         Deferred compensation expense                                   (585,433)         (710,596)
         Accumulated deficit                                          (27,580,357)      (19,106,644)

         Total stockholders' equity                                       397,094         7,486,704
                                                                     ------------      ------------
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
          AND STOCKHOLDERS' EQUITY                                   $ 17,818,254      $ 18,180,258
                                                                     ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         NUKO Information Systems, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                               Three Months Ended
                                                         June 30,         June 30,
                                                         1997             1996
                                                        ------------      ------------
Net sales                                               $  1,905,440      $  2,162,867
                                                        ------------      ------------
Cost and Expenses:
  Cost of sales                                            1,977,167         1,389,909
  Research and development                                 1,771,127         1,524,143
  Selling, general and administrative expenses             2,545,150         2,174,558
                                                           6,293,444         5,088,610

   Loss from operations                                   (4,388,004)       (2,925,743)

Other income (expense), net                                  (65,001)          111,965
                                                        ------------      ------------
   Net loss                                               (4,453,005)       (2,813,778)
                                                        ------------      ------------
Accretion of dividends on preferred stock                   (146,329)               --
                                                        ------------      ------------
   Net loss available to common shareholders            $ (4,599,334)     $ (2,813,778)
                                                        ============      ============

Net loss available to common shareholders per share           ($0.42)           ($0.27)
                                                        ============      ============

Weighted average shares outstanding                       11,039,715        10,256,785
                                                        ============      ============




The accompanying notes are an integral part of these condensed consolidated financial statements.

                         NUKO Information Systems, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                Six Months Ended
                                                         June 30,         June 30,
                                                         1997             1996
                                                        ------------      ------------
Net sales                                               $  4,151,680      $  2,637,280
                                                        ------------      ------------
Cost and Expenses:
  Cost of sales                                            3,929,091         1,532,230
  Research and development                                 3,700,642         3,712,190
  Selling, general and administrative expenses             4,726,355         3,855,088
                                                        ------------      ------------
                                                          12,356,088         9,099,508
                                                        ------------      ------------
   Loss from operations                                   (8,204,408)       (6,462,228)

Other income (expense), net                                 (122,975)          208,825
                                                        ------------      ------------
   Net loss                                               (8,327,383)       (6,253,403)
                                                        ------------      ------------
Accretion of dividends on preferred stock                   (146,329)               --
                                                        ------------      ------------
   Net loss available to common shareholders            $ (8,473,712)     $ (6,253,403)
                                                        ------------      ------------
Net loss available to common shareholders per share           ($0.79)           ($0.70)
                                                        =============     ============

Weighted average shares outstanding                       10,778,305         8,976,242
                                                        ============      ============




The accompanying notes are an integral part of these condensed consolidated financial statements.

                         NUKO Information Systems, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                             Six Months Ended
                                                                    June 30, 1997     June 30, 1996
                                                                    -------------     -------------
Cash flows from operating activities
    Net loss                                                        $ (8,327,383)     $ (6,253,403)
    Adjustments to reconcile net loss to
           net cash used in operating activities:
       Compensation expense                                              231,863           659,066
       Allowance for excess and obsolete inventory                       300,000           630,714
       Depreciation and amortization                                     811,282           170,764
       Changes in operating assets and liabilities:
           Restricted cash                                               200,000                --
           Accounts receivable                                         2,681,858          (941,895)
           Interest on stock subscriptions                                    --            30,567
           Inventories                                                (1,581,014)       (1,369,254)
           Prepaid expenses                                              (44,538)         (225,976)
           Other assets                                                 (487,673)          241,037
           Accounts payable                                           (1,076,584)        1,503,831
           Accrued liabilities                                           190,655          (108,719)
           Deferred revenue                                            1,820,000                --
                                                                    ------------      ------------
               Net cash used in operating activities                  (5,281,534)       (5,663,268)
                                                                    ------------      ------------
Cash flows from investing activities:
    Short term investments                                                    --        (2,654,273)
    Purchases of property and equipment                                 (829,661)       (1,345,789)
                                                                    ------------      ------------
    Net cash used in investing activities                               (829,661)       (4,000,062)

Cash flows from financing activities
    Proceeds from borrowings                                             503,099                --
    Notes payable                                                        110,000                --
    Sale and leaseback under capital lease                               371,467            89,475
    Payments on capital lease obligations                               (251,388)          (60,627)
    Proceeds from exercise of common stock options and warrants          269,168           606,923
    Proceeds from share subscriptions                                         --           311,400
    Proceeds from issuance of common stock                                    --         3,834,754
    Proceeds from issuance of preferred stock                          4,797,100                --
                                                                    ------------      ------------
               Net cash provided by financing activities               5,799,446         4,781,925
                                                                    ------------      ------------

               NET DECREASE IN CASH                                     (311,749)       (4,881,405)
               AND CASH EQUIVALENTS

Cash and cash equivalents at beginning of period                       2,270,423        11,255,820
                                                                    ------------      ------------
Cash and cash equivalents at end of period                          $  1,958,674      $  6,374,415
                                                                    ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         NUKO Information Systems, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997

1.       BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months and six months ended June 30, 1997 and 1996 are not necessarily indicative of the results that may be expected for a full fiscal year. The December 31, 1996 balance sheet data was derived from the audited financial statements, but does not include the disclosure required by generally accepted accounting principles. The Company has sustained recurring losses from operations. Management has developed a fiscal 1997 operating plan in which the Company has placed significant reliance on obtaining outside financing. Management is actively pursuing additional debt and equity financing from both institutional and corporate investors and funding opportunities from strategic corporate partners. Since there is no assurance that management will complete their plans, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. For further information, refer to the financial statements and accompanying footnotes for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K for such period.

2.       INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory consists of the following:

                                          June 30, 1997     December 31,
                                           (unaudited)         1996
                                          -------------     ------------
         Raw material                      $1,283,611        $1,445,748
         Work in progress                   1,190,706         1,253,617
         Finished Goods                     3,635,328         2,129,267
                                           ----------        ----------
         Net Inventory                     $6,109,645        $4,828,632
                                           ==========        ==========

3.       INCOME TAXES

         The Company's tax rate differs from the federal tax rate primarily because net operating losses have not been benefited.

                         NUKO Information Systems, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997


4.       REDEEMABLE PREFERRED STOCK

         Pursuant to the Company's Articles of Incorporation, as amended, the holder of Preferred Stock may only convert its outstanding Preferred Stock to a maximum aggregate common stock ownership percentage of 19.99% calculated as of date of issuance of the Preferred Stock. Any excess shares over 19.99% that are issuable upon conversion of outstanding Preferred Stock are subject to mandatory redemption unless, within sixty days, the Company either obtains stockholder approval of the additional conversions over 20%, or the Company obtains permission to allow such issuances from the NASDAQ Stock Market.

         As of June 30, 1997, based on the common stock price at that date, a portion of the outstanding Preferred Stock will be subject to mandatory redemption. The holder of the Preferred Stock has agreed to waive the mandatory redemption, under certain conditions as described in an agreement, through January 1, 1998. The Company has reclassified $4,060,358, which represents the portion that may be subject to mandatory redemption, from Preferred Stock to Redeemable Preferred Stock.

5.       RECENT ACCOUNTING PRONOUNCEMENTS

         During February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings per Share" (SFAS No. 128) which establishes standards for computing and presenting earnings per share
         (EPS) more comparable to international standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company is studying the impact of the adoption of SFAS No. 128, which is effective for the financial statements issued for periods ending after December 15, 1997, will have on its EPS calculation.

         On July 1, 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

         The FASB has issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131), which supersedes SFAS 14 "Financial Reporting for Segments of a Business Enterprise". SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information. SFAS 131 is effective for fiscal years beginning after December 31, 1997, with earlier application encouraged. The Statement's interim reporting disclosures would not be required in the first year of adoption, but would commence in the first quarter immediately subsequent to the first year in which the company provides year end disclosure.

6.       CONTINGENCIES

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

         On April 29, 1997, Bruce Young, a former employee of the Company, filed a lawsuit in Superior Court of California, County of Santa Clara, against the Company. The complaint was filed alleging breach of contract and violation of certain labor codes. The Company intends to vigorously defend the action.

         On May 23, 1997, Lillian Levine filed a lawsuit in the Unites States District Court for the Northern District of California against the Company and its former Chief Financial Officer. The action was filed as a class action on behalf of all persons who purchased the Company's Common Stock from April 24, 1997 through May 20, 1997 or their successors in interest. The Company intends to vigorously defend the action.

         On June 24, 1997, Bruce and Carol Wolitarsky filed a lawsuit in the Unites States District Court for the Northern District of California against the Company, its President/Chief Executive Officer/Chairman of the Board and its former Chief Financial Officer. The action was filed as a class action on behalf of all persons who purchased the Company's Common Stock from April 24, 1997 through May 20, 1997 or their successors in interest. The Company intends to vigorously defend the action.

7.       SUBSEQUENT EVENTS

         On July 10, 1997, the company completed a private financing which resulted in the issuance of 1,318,027 shares of Common Stock for proceeds of approximately $3.0 million in proceeds, net of associated fees, commission and expenses. The shares were issued to two institutional investors in separate transactions that were each conditioned upon the concurrent closing of the other transaction.

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

NET SALES AND NET LOSS

         Net sales for the second quarter are $1.9 million compared to $2.2 million for the same period in 1996. Sales for the six month period ended June 30, 1997 are $4.2 million compared to $2.6 million for the same period in the prior year. Sales for the quarter included shipment of the Company's Highlander products and the Company's OEM products. The net loss for the quarter is $4.6 million or $0.42 per share, compared to a net loss of $2.8 million or $0.27 per share for the same period in 1996. The net loss for the six month period ended June 30, 1997 is $8.5 million or $0.79 per share compared to a loss of $6.3 million or $0.70 per share for the same period in 1996. Net losses reflect the Company's continued investment in research and development and demonstration product to support the customer requirements.

COST OF SALES

         Cost of sales for the second quarter of 1997 was $2.0 million compared to $1.4 million for the same period in 1996. Cost of sales for the six month period ended June 30, 1997 was $3.9 million compared to $1.5 million for the same period in the prior year. Cost of sales reflects the increased proportion of product sales in 1997 versus 1996, with the associated increase in material and related costs, and an increase in manufacturing overhead. The gross margin resulting from the cost of sales as a percentage of net sales was (4)% for the quarter and 5% for the six month period ended June 30, 1997.

RESEARCH AND DEVELOPMENT EXPENSE

         Research and development expenses for the second quarter of 1997 were $1.8 million compared to $1.5 million for the same period in 1996. Research and development expenses for the six months ended June 30, 1997 were $3.7 million, the same as in the prior year. The research and development expenses reflect the Company's commitment to invest in the development and enhancement of the Company's family of product lines.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the second quarter of 1997 were $2.5 million compared to $2.2 million for the same period in 1996. Expenses for the six month period ended June 30, 1997 were $4.7 million compared to $3.9 million for the same period in the prior year. The increase in expenses was primarily related to adding marketing, technical support and other sales personnel to support the Company's customers and marketing partners.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (Cont'd.)

RECENT ACCOUNTING PRONOUNCEMENTS

         During February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings per Share" (SFAS No. 128) which establishes standards for computing and presenting earnings per share
         (EPS) more comparable to international standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company is studying the impact of the adoption of SFAS No. 128, which is effective for the financial statements issued for periods ending after December 15, 1997, will have on its EPS calculation.

         On July 1, 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

         The FASB has issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131), which supersedes SFAS 14 "Financial Reporting for Segments of a Business Enterprise". SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information. SFAS 131 is effective for fiscal years beginning after December 31, 1997, with earlier application encouraged. The Statement's interim reporting disclosures would not be required in the first year of adoption, but would commence in the first quarter immediately subsequent to the first year in which the company provides year end disclosure.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through debt and equity financing. At June 30, 1997, the Company's ending balance of cash and cash equivalents, which consist of investments in demand deposits, commercial paper and U.S. Treasury obligations with maturities of less than 90 days was $2.0 million which reflects a decrease of $0.3 million from the December 31, 1996 balance. The Company had working capital of approximately $1.8 million, representing a decrease of $2.3 million from the Company's working capital at December 31, 1996. During the quarter, the Company used cash to funds its operating requirements.

         In October 1996, the Company obtained a $6.0 million line of credit with Silicon Valley Bank. The line of credit was renewed on June 10, 1997 for a period of one year. At June 30, 1996, the Company has borrowed $2.7 million under the Silicon Valley Bank Line of Credit.

         Subsequent to quarter end, the Company completed the private placement of 1,318,027 shares of common stock which generated approximately $3.0 million in proceeds, net of associated fees, commission and expenses.

         On May 6, 1997, the Company issued 157,532 shares of Common Stock to Internext Compression, Inc. ("Internext") pursuant to that certain Series B Preferred Stock and Warrant Purchase Agreement ("Purchase Agreement") dated as of April 21, 1997. As consideration for the issuance of the 157,532 shares and a post-closing adjustment payment of $587,463 payable to Internext on or before September 7, 1997, for a total valuation of $1 million, Internext issued 1,600,000 shares of Series B Preferred Stock and a Warrant to purchase an additional 1,600,000 shares of Series B Preferred Stock, as well as exclusive marketing rights limited to certain NUKO markets.

         The Company has long term debt consisting of lease agreements for the purpose of financing the acquisition of general furnishings, computers and manufacturing equipment and an obligation related to an equity investment in another company. The unpaid long term balance of these obligations was approximately $0.5 million and $0.03 million at June 30, 1997 and December 31, 1996, respectively.

         While the Company believes that it has sufficient resources to meet its capital requirements through the third quarter of 1197, Management believes that in order to implement the Company's 1997 Operating Plan the Company will need additional financing during the third quarter or early in the fourth quarter of 1997. The Company completed a private placement subsequent to quarter end, but does not have any additional arrangements to obtain additional financing. The Company intends to actively pursue additional debt or equity financing from institutional or corporate investors or funding opportunities from strategic partners. There can be no assurance that the Company will be able to obtain such financing on acceptable terms or at all. Failure to obtain such additional capital could a material adverse effect on the Company. See "Item 5. Other Information - RISK FACTORS - Indispensable Need for Capital/Report of Independent Accountants Regarding Ability to Continue as a Going Concern" and "Additional Capital Requirements."

                         NUKO Information Systems, Inc.

PART II  OTHER INFORMATION

Item 1.      Legal Proceedings

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

         On April 29, 1997, Bruce Young, a former employee of the Company, filed a lawsuit in Superior Court of California, County of Santa Clara, against the Company. The complaint was filed alleging breach of contract and violation of certain labor codes. The Company intends to vigorously defend the action.

         In addition, the Company and certain of its present and former executive officers have been named as defendants to two lawsuits styled as class actions:

         On May 23, 1997, Lillian Levine filed a lawsuit in the Unites States District Court for the Northern District of California against the Company and its former Chief Financial Officer. The action was filed as a class action on behalf of all persons who purchased the Company's Common Stock from April 24, 1997 through May 20, 1997 or their successors in interest. The plaintiff alleges that during this period, the defendants disseminated materially false and misleading press releases and public statements concerning the financial results for the fiscal quarter ended March 31, 1997. The plaintiff alleges claims under the federal securities laws and seeks damages for all members of the class. The Company intends to vigorously defend the action.

         On June 24, 1997, Bruce and Carol Wolitarsky filed a lawsuit in the Unites States District Court for the Northern District of California against the Company, its President/Chief Executive Officer/Chairman of the Board and its former Chief Financial Officer. The action was filed as a class action on behalf of all persons who purchased the Company's Common Stock from April 24, 1997 through May 20, 1997. The plaintiffs allege that during this period, the defendants issued incorrect financial and business information about the Company, its finances, performance and reporting of its revenues and financial results for its first quarter of 1997. The plaintiffs allege that this caused the market price of the Company's Common Stock to be artificially inflated and caused them and other purchasers to pay too much for their Common Stock. The plaintiff's allege claims under the federal securities laws and seek damages for all members of the class. The Company intends to vigorously defend the action.

Item 2.      Changes in Securities

         On May 6, 1997, the Company issued 157,532 shares of Common Stock to Internext Compression, Inc. ("Internext") pursuant to that certain Series B Preferred Stock and Warrant Purchase Agreement dated as of April 21, 1997 (the "Purchase Agreement"). The Company issued such shares to Internext pursuant to Rule 506 under the Securities Act. Internext represented to the Company that it is an "accredited investor" within the meaning of Rule 501 under the Securities Act. As consideration for the issuance of the 157,532 shares of the Company's Common Stock, Internext issued to the Company 1,600,000 shares of its Series B Preferred Stock, no par value ("Series B Preferred"), and a Warrant to purchase an additional 1,600,000 shares of Series B Preferred at an exercise price of $0.625 per share (the "Warrant"). Internext also entered into a Supply Agreement with the Company which confers certain exclusive supply and marketing rights on the Company. Pursuant to the Purchase Agreement, the Company has agreed to make a post-closing adjustment payment to the Selling Stockholder in the amount of $587,463 payable in cash 30 days after the effectiveness of a Registration Statement on Form S-3 (the "Registration Statement") registering the shares to Internext under the Securities Act. The Purchase Agreement stated that if the Registration Statement were not declared effective by the SEC within 90 days after the closing (the "Anticipated Effectiveness Date"), then the Company would be required within 30 days, at its option, to redeem the common stock for $1,000,000 cash or make or arrange an interest-free loan to Internext of up to $1,000,000 in aggregate principal amount which would be advanced in increments of up to $250,000 per month until the Registration Statement became effective. The loan would become due either 30 days after the effective date of the Registration Statement or 12 months after the first advance under the loan, whichever is earlier. The Registration Statement became effective on August 8, 1997, four days after the Anticipated Effectiveness Date. Although not required to do so under the Purchase Agreement, the Company made an advance of $250,000 under the loan prior to the Anticipated Effectiveness Date.

Item 4.      Submissions of Matters to a Vote of Security Holders

         On May 28, 1997, the Company held an Annual Meeting of Stockholders at which directors were elected. The votes cast for, against or withheld as to each nominee are set forth below. There were no abstentions or broker non-votes.

          Nominee                       For         Against       Withheld
          -------                       ---         -------       --------
          Pratap Kesav Kondamoori    8,161,685                     111,066
          H.R. Kedlaya               8,172,565                     100,186
          Anders O. Field, Jr.       8,172,685                     100,066
          Marc Dumont                8,172,685                     100,066
          Robert C. Marshall         8,172,685                     100,066


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

         HISTORY OF LOSSES. Since its decision to enter the video networking market, the Company has operated at a loss because the Company's revenues have been insufficient to support the comparatively substantial expenses incurred by the Company, primarily for research and development. The Company recorded net losses of approximately $.7 million in fiscal 1994, $1.7 million is fiscal 1995, $2.0 million for the eight months ended December 31, 1995, $14.7 million in fiscal 1996 and $8.5 million for the six months ending June 30, 1997. The Company's accumulated deficit at June 30, 1997 is approximately $27.6 million. There can be no assurance that the Company's products will be widely accepted in the marketplace or to the extent sales are made, that the volume, pricing and timing will be sufficient to permit the Company to achieve profitability in the future.

         INDISPENSABLE NEED FOR CAPITAL/REPORT OF INDEPENDENT ACCOUNTANTS REGARDING ABILITY TO CONTINUE AS A GOING CONCERN. Primarily because of the Company's history of operating losses, there is substantial doubt about the Company's ability to continue as a going concern unless the Company is able to obtain additional financing. While the Company has secured additional funding subsequent to quarter end, there is no guarantee that this has provided sufficient capital for the balance of the year. The Company currently does not have any additional arrangements to obtain additional financing. If the Company is unable to secure sufficient financing, the Company would at a minimum be forced to revise its 1997 Operating Plan. The report of independent accountants on the Company's financial statements included in the Company's Annual Report includes an explanatory paragraph to this effect.

         ADDITIONAL CAPITAL REQUIREMENTS. Although the Company believes that its existing cash resources and the proceeds of a $3.0 million private placement completed in July 1997 will provide adequate funding for its capital requirements through the third quarter of 1997, the Company may require additional funds to support is operating plan at some time during 1997. The Company's capital requirements will depend on many factors, including the progress of its research and development efforts, its timely receipt of revenue from sales of its products to large customers, the need to devote resources to manufacturing operations, and the demand for the Company's products. Additional future financing may occur through the sale of unregistered stock or convertible debt. An institutional investor has a right of first refusal until February 23, 1998 to purchase securities on the same terms offered by potential investors during such period, unless such financing is by way of a firm commitment underwriting, the issuance of securities in connection with a merger, consolidation or sale of assets or the issuance of securities in connection with a strategic alliance. Such right of first refusal could impair the Company's ability to obtain needed financing on acceptable terms or could prevent the Company from obtaining such financing on any terms. There can be no assurance that new financing will be available when needed by the Company or that the terms, if available, will be satisfactory to the Company. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its research and development or manufacturing programs or to obtain funds through arrangements that may require the Company to relinquish rights to certain of its technologies or potential products or other assets that the Company would not otherwise relinquish. The inability of the Company to raise needed funds would have a material adverse effect on the Company's business, financial condition and results of operations.

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

         UNCERTAIN ACCEPTANCE OF THE COMPANY'S PRODUCTS. Since early 1994, the Company has been primarily engaged in research and development of its technologies, product design and establishment of strategic alliances on which the Company expects to depend for manufacturing, sales and distribution of its potential products. The Company has to date sold its initial products only in limited quantities, primarily for use in development, demonstration and testing of prototypes. Certain contracts may relate to new technologies that may not have been previously deployed on a large-scale commercial basis. The Company's products are based on technologies that have not been widely deployed, and there can be no assurance that the Company will be able successfully to market its initial products to generate the increased revenues necessary to sustain full scale commercial production or that the Company's products will be well received when introduced into the marketplace on a full commercial scale. The Company's products also must interoperate effectively among a wide variety of different equipment, different protocols and different transmission speeds. While the Company believes its products interoperate effectively among the principal configurations of equipment, protocols and transmission speeds that are currently commercially deployed, there can be no assurances that the Company's products will continue to interoperate effectively among other configurations of equipment, protocols and transmission speeds which may be developed or utilized in the future. Moreover, management of the Company has limited experience with the distribution of technologically complex products in commercial quantities and there can be no assurance that the Company will be able to make necessary adaptations to successfully move from the research and development stage to full commercial production and distribution.

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

         MANAGEMENT OF GROWTH. During 1996, the Company began to experience significant growth. Such growth placed, and will continue to place, significant strain on the Company's limited personnel and other resources. The Company's ability to manage any further growth, should it occur, will require it to implement and continually expand operational and financial systems, recruit additional employees and train and manage both current and new employees. There can be no assurance that the Company will be able to find qualified personnel to fill needed positions or be able to successfully manage a broader organization. The failure of the Company to effectively expand or manage these functions consistent with any growth that may occur could have a material adverse effect on the Company's business and results of operations.

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

         CONTROL BY OFFICERS AND DIRECTORS. As of July 31, 1997, the officers and directors of the Company control, directly or indirectly, approximately 26.5% of the voting power of the Company's voting stock, including options and warrants immediately exercisable or exercisable within 60 days. Although management does not control a majority of the outstanding voting stock, it holds a sufficient amount to make it more difficult for an independent third party to effect a change in control of the Company than would be the case if the stock ownership were less concentrated among members of management.

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

                                    None

                NUKO Information Systems, Inc.


SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     NUKO INFORMATION SYSTEMS, INC.


DATE:      August 11, 1997           By: /s/ Pratap Kesav Kondamoori
           ---------------               ---------------------------

                                         NAME:   Pratap Kesav Kondamoori
                                         TITLE:  Chief Executive Officer
                                                 Chief Financial Officer