Form 10-Q/A
period 1997-03-31
NUKO INFORMATION SYSTEMS INC /CA/
filed 1997-09-19
CIK 108949

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-Q/A

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

PART I      FINANCIAL INFORMATION

Item 1.       Financial Statements

        The condensed consolidated financial statements have been restated to reflect an allocation of the proceeds from the issuance of convertible preferred stock to the intrinsic value of the beneficial conversion feature. This amount has been recognized as a dividend to the preferred stockholders ratably over the 90 day period from issuance, which is the minimum period in which the benefit can be realized.

                         NUKO Information Systems, Inc.

                          CONSOLIDATED BALANCE SHEETS


                                                 Restated
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

                         NUKO Information Systems, Inc.

                     CONSOLIDATED BALANCE SHEETS (Cont'd.)



                                                                    Restated
                                                                    March 31,             December 31,
                                                                    1997                  1996
                                                                    (unaudited)
                                                                     ------------         ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

        Current Liabilities:
               Accounts payable                                      $  4,710,605         $  7,216,513
               Accrued liabilities                                      1,230,510            1,052,553
               Line of credit                                           2,177,072            2,160,255
               Current portion -- capital lease obligation                346,500              225,105
                                                                     ------------         ------------
               Total current liabilities                                8,464,687           10,654,426

               Deferred revenue                                         2,161,996                 --
               Capital lease obligation, less current portion             158,123               39,128
                                                                     ------------         ------------


               Total liabilities                                       10,784,806           10,693,554

STOCKHOLDERS' EQUITY:

        Preferred stock, $.001 par value; 5,000,000 shares
        authorized; issued and outstanding: 10,000 shares
        at March 31, 1997 and 5,000 at December 31, 1996                       10                    5

        Common stock, $0.001 par value, 20,000,000 shares
        authorized; shares issued and outstanding: 10,604,435
        shares at March 31, 1997 and 10,491,101 shares
        shares at December 31, 1996                                        10,604               10,491
        Additional paid-in capital                                     33,672,945           27,293,448
        Deferred compensation expense                                    (648,015)            (710,596)
        Accumulated deficit                                           (24,294,369)         (19,106,644)
                                                                     ------------         ------------

        Total stockholders' equity                                      8,741,175            7,486,704
                                                                     ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 19,525,981         $ 18,180,258
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

                         NUKO Information Systems, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                             THREE MONTHS ENDED
                                                      Restated
                                                      MARCH 31,            MARCH 31,
                                                      1997                 1996
                                                      ------------         -----------
Net sales                                             $  2,246,240         $   474,413

Cost and Expenses:
  Cost of sales                                          1,951,924             142,321
  Research and development                               1,929,515           2,188,047
  Selling, general and administrative expenses           2,181,205           1,680,330
                                                      ------------         -----------
                                                         6,062,644           4,010,698
                                                      ------------         -----------
Loss from operations                                    (3,816,404)         (3,536,285)

Other income (expense), net                                (57,974)             96,860
                                                      ------------         -----------

   Net loss                                           $ (3,874,378)        $(3,439,625)
                                                      ------------         -----------

Accretion of dividends on preferred stock               (1,313,346)               --
                                                      ------------         -----------
   Net loss available to common shareholders          $ (5,187,724)        $(3,439,625)
                                                      ============         ===========

Net loss available to common shareholders
  per share                                                 ($0.49)             ($0.42)
                                                      ============         ===========
Weighted average shares outstanding                     10,502,482           8,180,602
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

5.      RESTATEMENT

        The condensed consolidated financial statements have been restated to reflect an allocation of the proceeds from the issuance of convertible preferred stock to the intrinsic value of the beneficial conversion feature. This amount has been recognized as a dividend to the preferred stockholders ratably over the 90 day period from issuance, which is the minimum period in which the benefit can be realized.

        The restatement has resulted in an increase in the previously reported net loss available to common stockholders for the three month period ended March 31, 1997 of $1,313,346 to $5,187,724 and an increase in net loss available to common stockholders per share for the three month period ended March 31, 1997 of $(0.12) to $(0.49).

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

NET SALES AND NET LOSS

        Net sales for the first quarter are $2.2 million compared to $0.4 million for the same period in 1996. Sales for the quarter included shipment of the Company's Highlander products and the Company's OEM products plus a $0.6 million license fee from one of the Company's customers. The net loss for the quarter is $5.2 million or $0.49 per share, compared to a net loss of $3.4 million or $0.42 per share for the same period in 1996. Net losses reflect the Company's continued investment in research and development as well as adding personnel to enable the Company to support the customer requirements.

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




                                     NUKO INFORMATION SYSTEMS, INC.


        DATE: September 19, 1997     By:  /s/ Ramesh Sekar
              ------------------          ------------------------------

                                     NAME:     Ramesh Sekar
                                     TITLE:    Chief Financial Officer