Form 10-Q/A
period 1997-06-30
NUKO INFORMATION SYSTEMS INC /CA/
filed 1997-09-19
CIK 108949

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-Q/A

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

                         NUKO Information Systems, Inc.

                           CONSOLIDATED BALANCE SHEETS

                                                 Restated
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

                         NUKO Information Systems, Inc.

                      CONSOLIDATED BALANCE SHEETS (Cont'd.)

                                                                      Restated
                                                                      June 30,
                                                                      1997             December 31,
                                                                      (unaudited)      1996
                                                                     ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

         Current Liabilities:
                  Accounts payable                                   $  6,139,929      $  7,216,513
                  Accrued liabilities                                   1,928,144         1,052,553
                  Notes payable                                           110,000                --
                  Line of credit                                        2,663,353         2,160,255
                  Current portion -- capital lease obligation             248,070           225,105
                                                                     ------------      ------------
                  Total current liabilities                            11,089,496        10,654,426

                  Deferred revenue                                      1,820,000                --
                  Other long-term liabilities                             315,064                --
                  Capital lease obligation, less current portion          136,242            39,128
                                                                     ------------      ------------
                  Total liabilities                                    13,360,802        10,693,554
                                                                     ------------      ------------

REDEEMABLE PREFERRED STOCK                                              4,112,837                --

STOCKHOLDERS' EQUITY:

         Preferred stock, $.001 par value; 5,000,000 shares
         authorized; issued and outstanding: 3,000 shares
         at June 30, 1997 and 5,000 at December 31, 1996                        3                 5

         Common stock, $0.001 par value, 20,000,000 shares
         authorized; shares issued and outstanding: 11,574,535
         shares at June 30, 1997 and 10,491,101 shares
         shares at December 31, 1996                                       11,574            10,491
         Additional paid-in capital                                    30,767,839        27,293,448
         Deferred compensation expense                                   (585,433)         (710,596)
         Accumulated deficit                                          (29,849,368)      (19,106,644)
                                                                     ------------      ------------
         Total stockholders' equity                                       344,615         7,486,704
                                                                     ------------      ------------
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
          AND STOCKHOLDERS' EQUITY                                   $ 17,818,254      $ 18,180,258
                                                                     ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         NUKO Information Systems, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                               Three Months Ended
                                                         Restated
                                                         June 30,         June 30,
                                                         1997             1996
                                                        ------------      ------------
Net sales                                               $  1,905,440      $  2,162,867
                                                        ------------      ------------
Cost and Expenses:
  Cost of sales                                            1,977,167         1,389,909
  Research and development                                 1,771,127         1,524,143
  Selling, general and administrative expenses             2,545,150         2,174,558
                                                        ------------      ------------
                                                           6,293,444         5,088,610

   Loss from operations                                   (4,388,004)       (2,925,743)

Other income (expense), net                                  (65,001)          111,965
                                                        ------------      ------------
   Net loss                                               (4,453,005)       (2,813,778)
                                                        ------------      ------------
Accretion of dividends on preferred stock                 (1,101,994)             --
                                                        ------------      ------------
   Net loss available to common shareholders            $ (5,554,999)     $ (2,813,778)
                                                        ============      ============

Net loss available to common shareholders per share           ($0.50)           ($0.27)
                                                        ============      ============

Weighted average shares outstanding                       11,039,715        10,256,785
                                                        ============      ============




The accompanying notes are an integral part of these condensed consolidated financial statements.

                         NUKO Information Systems, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                Six Months Ended
                                                         Restated
                                                         June 30,         June 30,
                                                         1997             1996
                                                        ------------      ------------
Net sales                                               $  4,151,680      $  2,637,280
                                                        ------------      ------------
Cost and Expenses:
  Cost of sales                                            3,929,091         1,532,230
  Research and development                                 3,700,642         3,712,190
  Selling, general and administrative expenses             4,726,355         3,855,088
                                                        ------------      ------------
                                                          12,356,088         9,099,508
                                                        ------------      ------------
   Loss from operations                                   (8,204,408)       (6,462,228)

Other income (expense), net                                 (122,975)          208,825
                                                        ------------      ------------
   Net loss                                               (8,327,383)       (6,253,403)
                                                        ------------      ------------
Accretion of dividends on preferred stock                 (2,415,340)             --
                                                        ------------      ------------
   Net loss available to common shareholders            $(10,742,723)     $ (6,253,403)
                                                        ------------      ------------
Net loss available to common shareholders per share           ($1.00)           ($0.70)
                                                        =============     ============

Weighted average shares outstanding                       10,778,305         8,976,242
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

8.      RESTATEMENT

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

        The restatement has resulted in an increase in the previously reported net loss available to common stockholders for the three and six month periods ended June 30, 1997 of $955,665 and $2,269,001 to $5,554,999 and
        $10,742,723, respectively. Net loss available to common stockholders per share for the three and six month periods ended June 30, 1997 increased by $(0.08) and $(0.21) to $(0.50) and $(1.00), respectively.

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

NET SALES AND NET LOSS

        Net sales for the second quarter are $1.9 million compared to $2.2 million for the same period in 1996. Sales for the six month period ended June 30, 1997 are $4.2 million compared to $2.6 million for the same period in the prior year. Sales for the quarter included shipment of the Company's Highlander products and the Company's OEM products. The net loss for the quarter is $5.6 million or $0.50 per share, compared to a net loss of $2.8 million or $0.27 per share for the same period in 1996. The net loss for the six month period ended June 30, 1997 is $10.7 million or $1.00 per share compared to a loss of $6.3 million or $0.70 per share for the same period in 1996. Net losses reflect the Company's continued investment in research and development and demonstration product to support the customer requirements.

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




                                     NUKO INFORMATION SYSTEMS, INC.


DATE:   September 19, 1997           By: /s/ Ramesh Sekar
        ------------------               ---------------------------

                                         NAME:   Ramesh Sekar
                                         TITLE:  Chief Financial Officer