Form 10-Q
period 1997-09-30
NUKO INFORMATION SYSTEMS INC /CA/
filed 1997-11-14
CIK 108949

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

(Mark One)

        (X) Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period Ended September 30, 1997.

                                       or

        ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Transition Period to

                         Commission File Number 2-31438

                         NUKO Information Systems, Inc.


        ---------------------------------------------------------------

        Delaware                                     16-0962874
        -------------------------------     -----------------------------------
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

YES     (X)  NO     ( )

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest feasible date:

                  CLASSES                    Outstanding as of October 31, 1997
        -------------------------------      -----------------------------------
        Common Stock ($0.001 par value)                  14,960,137

                         NUKO Information Systems, Inc.

                     Index to Quarterly Report on Form 10-Q
                     For the Period Ended September 30, 1997

PART I         FINANCIAL INFORMATION                                               PAGE NO.
------         -----------------------------------------------------------------   --------
Item 1         Financial Statements

               Condensed Consolidated Balance Sheets
               September 30, 1997 and December 31, 1996.                               3

               Condensed Consolidated Statement of Operations
               Three Months Ended September 30, 1997 and 1996.                         5

               Condensed Consolidated Statement of Operations
               Nine Months Ended September 30, 1997 and 1996                           6

               Condensed Consolidated Statement of Cash Flows
               Nine Months Ended September 30, 1997 and 1996.                          7

               Notes to Condensed Consolidated Financial Statements                    8

Item 2         Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                               11

PART II        OTHER INFORMATION
-------        ----------------------------------------------------------------

Item 1         Legal proceedings                                                       14

Item 2         Changes in Securities and Use of Proceeds                               15

Item 5         Other Information                                                       17

Item 6         Exhibits and Reports on Form 8-K                                        24


PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements


                         NUKO Information Systems, Inc.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                           September 30, December 31,
                                               1997         1996
                                           (unaudited)
                                            ----------   -----------
ASSETS:

        Current Assets:
               Cash and cash equivalents    $  722,647   $ 2,270,423
               Restricted cash                      --       200,000
               Accounts receivable, trade      191,483     6,864,479
               Inventories, net              2,225,894     4,828,632
               Other current assets            436,616       564,729
                                            ----------   -----------

               Total Current Assets          3,576,640    14,728,263


        Property and Equipment, net          3,262,856     3,445,868


        Equity Investment                    1,000,000            --
        Other Assets                           266,735         6,127
                                            ----------   -----------

TOTAL ASSETS                                $8,106,231   $18,180,258
                                            ==========   ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         NUKO Information Systems, Inc.

                 CONDENSED CONSOLIDATED BALANCE SHEETS (Cont'd.)

                                                                September 30,   December 31,
                                                                    1997           1996
                                                                (unaudited)
                                                                ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

        Current Liabilities:
               Accounts payable                                 $  5,879,226    $  7,216,513
               Accrued liabilities                                 1,429,754       1,052,553
               Notes payable                                          50,000              --
               Line of credit                                             --       2,160,255
               Current portion -- capital lease obligation           151,263         225,105
                                                                ------------    ------------

               Total current liabilities                           7,510,243      10,654,426

        Capital lease obligation, less current portion               113,860          39,128
                                                                ------------    ------------
               Total liabilities                                   7,624,103      10,693,554
                                                                ------------    ------------

REDEEMABLE PREFERRED STOCK                                         4,866,596              --

        Issued and outstanding: 4,251 shares
        at September 30, 1997 and 5,000 shares
        at December 31, 1996.

STOCKHOLDERS' EQUITY (DEFICIT):

        Preferred stock, $.001 par value; 5,000,000 shares
        authorized; issued and outstanding: 0 shares
        at September 30, 1997 and 5,000 at December 31, 1996              --               5

        Common stock, $0.001 par value, 40,000,000 shares
        authorized; shares issued and outstanding: 14,960,137
        shares at September 30, 1997 and 10,491,101 shares
        shares at December 31, 1996                                   14,960          10,491
        Additional paid-in capital                                35,791,466      27,293,448
        Deferred compensation expense                               (522,852)       (710,596)
        Accumulated deficit                                      (39,668,042)    (19,106,644)
                                                                ------------    ------------

        Total stockholders' equity (deficit)                      (4,384,468)      7,486,704
                                                                ------------    ------------

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
         AND STOCKHOLDERS' EQUITY (DEFICIT)                     $  8,106,231    $ 18,180,258
                                                                ============    ============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                         NUKO Information Systems, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                          Three Months Ended
                                                      September 30,  September 30,
                                                          1997            1996
                                                      ------------    ------------
Net sales                                             $    186,115    $  4,298,744
                                                      ------------    ------------

Cost and Expenses:
  Cost of sales                                          5,345,580       2,919,178
  Research and development                               1,749,164       1,547,971
  Selling, general and administrative expenses           2,686,935       2,640,519
                                                      ------------    ------------
                                                         9,781,679       7,107,668
                                                      ------------    ------------

   Loss from operations                                 (9,595,564)     (2,808,924)

Other income (expense), net                                (57,782)        108,720
                                                      ------------    ------------

   Net loss                                             (9,653,346)     (2,700,204)
                                                      ------------    ------------

Accretion of dividends on preferred stock                 (165,328)             --
                                                      ------------    ------------

   Net loss available to common shareholders          $ (9,818,674)   $ (2,700,204)
                                                      ============    ============

Net loss available to common shareholders per share   $      (0.72)   $      (0.26)
                                                      ============    ============

Weighted average shares outstanding                     13,628,338      10,424,015
                                                      ============    ============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                         NUKO Information Systems, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                           Nine Months Ended
                                                      September 30,   September 30,
                                                           1997           1996
                                                      ------------    ------------
Net sales                                             $  4,337,795    $  6,936,024
                                                      ------------    ------------

Cost and Expenses:
  Cost of sales                                          9,274,671       4,451,408
  Research and development                               5,449,806       5,260,161
  Selling, general and administrative expenses           7,413,290       6,495,607
                                                      ------------    ------------
                                                        22,137,767      16,207,176
                                                      ------------    ------------

   Loss from operations                                (17,799,972)     (9,271,152)

Other income (expense), net                               (180,757)        317,545
                                                      ------------    ------------

   Net loss                                            (17,980,729)     (8,953,607)
                                                      ------------    ------------

Accretion of dividends on preferred stock               (2,580,668)             --
                                                      ------------    ------------

   Net loss available to common shareholders          $(20,561,397)   $ (8,953,607)
                                                      ============    ============

Net loss available to common shareholders per share   $      (1.75)   $      (0.95)
                                                      ============    ============

Weighted average shares outstanding                     11,738,756       9,455,315
                                                      ============    ============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                         NUKO Information Systems, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Nine Months Ended
                                                            Sept 30, 1997    Sept 30, 1996
                                                            -------------    -------------
Cash flows from operating activities
    Net loss                                                 $(17,980,729)   $ (8,953,607)
    Adjustments to reconcile net loss to
           net cash used in operating activities:
       Compensation expense                                       294,445         976,437
       Allowance for excess and obsolete inventory              4,493,674         876,561
       Allowance for doubtful accounts                          1,121,405              --
       Depreciation and amortization                            1,234,326         374,471
       Changes in operating assets and liabilities:
           Restricted cash                                        200,000              --
           Accounts receivable                                  5,551,591      (4,736,438)
           Interest on stock subscriptions                             --          30,567
           Inventories                                         (1,890,936)     (2,513,726)
           Prepaid expenses                                       128,113        (416,368)
           Other assets                                          (264,621)        241,035
           Accounts payable                                    (1,337,287)      2,641,807
           Accrued liabilities                                    377,201         595,947
                                                             ------------    ------------
               Net cash used in operating activities           (8,072,818)    (10,883,314)
                                                             ------------    ------------

Cash flows from investing activities:
    Equity investment                                            (587,463)             --
    Purchases of property and equipment                        (1,047,301)     (2,322,082)
                                                             ------------    ------------
    Net cash used in investing activities                      (1,634,764)     (2,322,082)

Cash flows from financing activities
    Repayments of borrowings                                   (2,160,255)             --
    Notes payable                                                  50,000
    Sale and leaseback under capital lease                        371,467          89,475
    Payments on capital lease obligations                        (370,578)        (90,907)
    Proceeds from exercise of common stock options and
      warrants                                                  2,102,502         705,709
    Proceeds from share subscriptions                                  --         311,400
    Proceeds from issuance of common stock                      3,369,570       3,834,754
    Proceeds from issuance of preferred stock                   4,797,100              --
                                                             ------------    ------------
               Net cash provided by financing activities        8,159,806       4,850,431
                                                             ------------    ------------

               NET DECREASE IN CASH
               AND CASH EQUIVALENTS                            (1,547,776)     (8,354,965)

Cash and cash equivalents at beginning of period                2,270,423      11,255,820
                                                             ------------    ------------

Cash and cash equivalents at end of period                   $    722,647    $  2,900,855
                                                             ============    ============

Noncash investing activities:
    Acquisition of equity investment by issuance of common
      stock                                                  $    412,537              --
                                                             ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         NUKO Information Systems, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

1.      BASIS OF PRESENTATION

        The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results that may be expected for a full fiscal year. The December 31, 1996 balance sheet data was derived from the audited financial statements, but does not include the disclosure required by generally accepted accounting principles. The Company has sustained recurring losses from operations. Management has developed a fiscal 1997 operating plan in which the Company has placed significant reliance on obtaining outside financing. Management is actively pursuing additional debt and equity financing from both institutional and corporate investors and funding opportunities from strategic corporate partners. Since there is no assurance that management will complete their plans, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. For further information, refer to the financial statements and accompanying footnotes for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K for such period.

2.      INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory consists of the following:

                         Sept 30, 1997  December 31,
                          (unaudited)      1996
                           ----------   ----------
        Raw material       $  352,146   $1,445,748
        Work in progress      710,279    1,253,617
        Finished Goods      1,163,469    2,129,267
                           ----------   ----------
        Net Inventory      $2,225,894   $4,828,632
                           ==========   ==========

3.      INCOME TAXES

        The Company's tax rate differs from the federal tax rate primarily because net operating losses have not been benefited.

                         NUKO Information Systems, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

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

        As of September 30, 1997, based on the common stock price at that date, the balance of the outstanding Preferred Stock is subject to mandatory redemption. The holder of the Preferred Stock has agreed to waive the mandatory redemption, under certain conditions as described in an agreement, through January 1, 1998. A proxy filing has been made to obtain stockholder approval for conversions in excess of 20%. The Company has reclassified $4,866,596, which represents the portion that may be subject to mandatory redemption, from Preferred Stock to Redeemable Preferred Stock.

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

        On April 29, 1997, Bruce Young and John Glass, former employees of the Company, filed lawsuits in Superior Court of California, County of Santa Clara, against the Company. The complaints, subsequently combined, were filed alleging breach of contract and violation of certain labor codes. The Company intends to vigorously defend the action.

        On May 23, 1997, Lillian Levine filed a lawsuit in the Unites States District Court for the Northern District of California against the Company and its former Chief Financial Officer. On June 24, 1997, Bruce and Carol Wolitarsky filed a lawsuit in the Unites States District Court for the Northern District of California against the Company, its President/Chief Executive Officer/Chairman of the Board and its former Chief Financial Officer. Both actions were filed as class actions on behalf of all persons who purchased the Company's Common Stock from April 24, 1997 through May 20, 1997 or their successors in interest. These suits have consolidated and the name plaintiffs have been selected as the lead plaintiffs. The plaintiffs have filed a consolidated amended complaint alleging that during the class period the defendants issued incorrect financial and business information about the Company, its finances, performance and reporting of its revenues and financial results for its first quarter of 1997. The plaintiffs allege that this caused the market price of the Company's Common Stock to be artificially inflated and caused them and other purchasers to pay too much for their Common Stock. The plaintiffs allege claims under the federal securities laws and seek damages for all members of the class. The Company intends to vigorously defend the action.

7.      SUBSEQUENT EVENTS

        The Company announced on November 12, 1997 that ongoing efforts to obtain equity financing in order to meet the equity requirements for National Market System quotation of its common stock on NASDAQ had not been consummated and that if the Company were delisted from The National Market System, trading of the Company's stock would be conducted on the OTC Bulletin Board or the "pink sheets" maintained by The National Quotation Bureau. The Company presented its case for continued listing on the National Market System on November 13, 1997, and is awaiting NASDAQ's decision.

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

NET SALES AND NET LOSS

        Net sales for the third quarter are $0.2 million compared to $4.3 million for the same period in 1996. The decline in sales results from a substantial change in the marketplace away from those originally anticipated by the Company, and the relatively long delay in re-focusing it on more promising markets. Sales for the nine month period ended September 30, 1997 are $4.3 million compared to $6.9 million for the same period in the prior year. Sales for the quarter included shipment of the Company's Highlander products. The net loss for the quarter is $9.8 million or $0.72 per share, compared to a net loss of $2.7 million or $0.26 per share for the same period in 1996. The net loss for the nine month period ended September 30, 1997 is $20.6 million or $1.75 per share compared to a loss of $9.0 million or $0.95 per share for the same period in 1996. Net losses reflect the Company's write-down of inventory, increased bad debt reserve, as well as its continued investment in research and development and operations.

COST OF SALES

        Cost of sales for the third quarter of 1997 was $5.3 million compared to $2.9 million for the same period in 1996. Cost of sales for the nine month period ended September 30, 1997 was $9.3 million compared to $4.5 million for the same period in the prior year. Cost of sales for the third quarter reflects a $4.2 million write down of inventory, due to lower anticipated sales volumes over the near term and a reserve against possible obsolescence, plus unabsorbed manufacturing overhead.

RESEARCH AND DEVELOPMENT EXPENSE

        Research and development expenses for the third quarter of 1997 were $1.7 million compared to $1.5 million for the same period in 1996. Research and development expenses for the nine months ended September 30, 1997 were $5.4 million, compared to $5.3 million for the same period in the prior year. The research and development expenses reflect the Company's commitment to invest in the development and enhancement of the Company's family of product lines.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses for the third quarter of 1997 were $2.7 million compared to $2.6 million for the same period in 1996. Expenses for the nine month period ended September 30, 1997 were $7.4 million compared to $6.5 million for the same period in the prior year. The increase in expenses was primarily related to an increase in bad debt reserves and legal expenses, partially offset by on-going cost reduction efforts.

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations primarily through debt and equity financing. At September 30, 1997, the Company's ending balance of cash and cash equivalents was $0.7 million which reflects a decrease of $1.5 million from the December 31, 1996 balance. The Company had working capital of approximately $(3.9) million, representing a decrease of $8.0 million from the Company's working capital at December 31, 1996. During the quarter, the Company used cash to funds its operating requirements.

        In October 1996, the Company obtained a $6.0 million line of credit with Silicon Valley Bank. The line of credit was renewed on June 10, 1997 for a period of one year. At September 30, 1997, the Company was in breach of the net worth covenant, there were no amounts outstanding under the Silicon Valley Bank Line of Credit.

        The Company has long term debt consisting of lease agreements for the purpose of financing the acquisition of general furnishings, computers and manufacturing equipment. The unpaid long term balance of these obligations was approximately $0.1 million and $0.03 million at September 30, 1997 and December 31, 1996, respectively.

        While the Company completed private placements in the third quarter of fiscal 1997 of $3.4 million, and had warrants exercised for $1.8 million, the Company believes that it needs to raise additional financing during the fourth quarter in order to meet its requirements for the quarter. In addition, the Company believes that it will need to raise financing beyond its fourth quarter of fiscal 1997 requirements in order to implement its 1998 Operating Plan. The Company intends to actively pursue additional debt or equity financing from institutional or corporate investors, funding opportunities from strategic partners and through additional private placements. There can be no assurance that the Company will be able to obtain such financing on acceptable terms or at all. Failure to obtain such additional capital could have a materially adverse effect on the Company. See "Item 5. Other Information
        - RISK FACTORS - Indispensable Need for Capital/ Report of Independent Accountants Regarding Ability to Continue as a Going Concern" and " - Additional Capital Requirements".

                         NUKO Information Systems, Inc.

PART II        OTHER INFORMATION

Item 1.        Litigation

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

        On April 29, 1997, Bruce Young and John Glass, former employees of the Company, filed lawsuits in Superior Court of California, County of Santa Clara, against the Company. The complaints,subsequently consolidated, were filed alleging breach of contract and violation of certain labor codes. The Company intends to vigorously defend the action.

        In addition, the Company and certain of its present and former executive officers have been named as defendants to two lawsuits, since consolidated, styled as class actions:

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On August 15, 1997, the Company sold 49,980 shares of Common Stock and warrants to purchase another 18,000 shares of Common Stock to Pirco Investment Co. for aggregate consideration of $120,000. On August 19, 1997, the Company sold an additional 32,653 shares of Common Stock and warrants to purchase another 12,000 shares of Common Stock to [Pirco] for aggregate consideration of $80,000. All of such warrants have an exercise price of $2.45 and are exercisable for a period of five years from the date of issuance.

        On August 18, 1997, the Company sold 81,633 shares of Common Stock and warrants to purchase another 30,000 shares of Common Stock to Nutley Investment, SA for aggregate consideration of $200,000. On September 8, 1997, the Company sold an additional 18,367 shares of Common Stock and warrants to purchase another 6,750 shares of Common Stock to [Nutley] for aggregate consideration of $45,000. All of such warrants have an exercise price of $2.45 and are exercisable for a period of five years from the date of issuance.

        On August 29, 1997, the Company sold 90,000 shares of Common Stock and warrants to purchase another 18,000 shares of Common Stock to Banque Prevee Edmund de Rothschild Suecursale for aggregate consideration of $252,000. All of such warrants have an exercise price of $2.80 and are exercisable for a period of five years from the date of issuance.

        On September 8, 1997, the Company sold 80,000 shares of Common Stock and warrants to purchase another 16,000 shares of Common Stock to Preston Assets Management, Inc. for aggregate consideration of $224,000. All of such warrants have an exercise price of $2.80 and are exercisable for a period of five years from the date of issuance.

        On September 15, 1997, the Company sold 12,000 shares of Common Stock and warrants to purchase another 2,400 shares of Common Stock to Lawrence R. Turel for aggregate consideration of $33,600. All of such warrants have an exercise price of $2.80 and are exercisable for a period of five years from the date of issuance.

        On September 19, 1997, the Company sold 50,000 shares of Common Stock and warrants to purchase another 10,000 shares of Common Stock to Xavier Roland for aggregate consideration of $140,000. All of such warrants have an exercise price of $2.80 and are exercisable for a period of five years from the date of issuance.

        On September 26, 1997, the Company completed a private financing with RGC International Investors, LDC (the "Investor"), which resulted in the issuance of 374,532 shares of Common Stock to the Investor for gross proceeds of $1,000,000. The shares issued to the Investor were issued upon exercise of 374,532 outstanding upon exercise of warrants issued upon conversion of shares of the Company's Series A Preferred Stock (the "Series A Warrants"), immediately following repricing of such warrants to $2.67 (equal to 100% of the average closing prices of the Company's Common Stock during the three trading days preceding the date of exercise). In addition, the exercise price of an additional 150,000 Series A Warrants issued in connection with prior conversions of the Series A Preferred was reduced from $15 to $2.80 per share (equal to 105% of the average closing prices of the Company's Common Stock during the three trading days preceding the date of exercise).

      The Investor also agreed, in connection with the September 26, financing, not to exercise its right under the terms of the Series A Preferred to require the Company to redeem the remaining shares of Series A Preferred held by the Investor until after a special meeting of stockholders (the "Meeting") relating to the approval by such stockholders of the issuance of shares of Common Stock issuable upon conversion of 10,000 shares of the Company's Series A Convertible Preferred Stock issued to the Investor in December 1996/February 1997 private placement (the "Proposal"). (Substantially all of the shares of Series A Preferred currently held by the Investor currently are subject to the 19.99% limitation and may not be converted unless and until stockholder approval is obtained at the Meeting.) The Company agreed to file proxy materials with the Securities and Exchange Commission relating to the Proposal, to call and hold the Meeting and to solicit proxies in favor of the proposal. In addition, Pratap Kesav Kondamoori and the other members of the Company's Board of Directors agreed to vote in favor of the proposal. If stockholder approval of the proposal is not obtained by December 10, 1997, the exercise price of an additional 200,000 Series A Warrants issued upon conversion of Series A Preferred will be reduced from $15 to 100% of the closing bid price for Company Common Stock on December 1, 1997.

      The Investor also agreed as part of the September 26 financing that following stockholder approval of the proposal and until 60 days thereafter (but not later than January 30, 1998), the Investor will not convert any of the remaining shares of Series A Preferred held by it at conversion prices less than the lesser of (i) $3.50 and (ii) 100% of the average closing bid price of the Common Stock during the ten trading days prior to stockholder approval. The Investor agreed to convert no more than 50% of the remaining shares of Series A Preferred held by it within the first 90 days after stockholder approval. The limitations described in this paragraph will not apply on any conversion date on which the Company's Common Stock trades at more than $4.25 per share.

      Underwriters were not retained in connection with the sale of any of the securities described above. All sales were made in private placements to directors of the Company (or their affiliates) or to accredited individual investors or accredited institutional investors. The Company relied upon an exemption from registration under Section 4(2) of the Securities Act in connection with each of these transactions.

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

        HISTORY OF LOSSES. Since its decision to enter the video networking market, the Company has operated at a loss because the Company's revenues have been insufficient to support the comparatively substantial expenses incurred by the Company. The Company recorded net losses of approximately $.7 million in fiscal 1994, $1.7 million is fiscal 1995, $2.0 million for the eight months ended December 31, 1995, $14.7 million in fiscal 1996 and $20.6 million for the nine months ending September 30, 1997. The Company's accumulated deficit at September 30, 1997 is approximately $39.7 million. There can be no assurance that the Company's products will be widely accepted in the marketplace or to the extent sales are made, that the volume, pricing and timing will be sufficient to permit the Company to achieve profitability in the future.

        INDISPENSABLE NEED FOR CAPITAL/REPORT OF INDEPENDENT ACCOUNTANTS REGARDING ABILITY TO CONTINUE AS A GOING CONCERN. Primarily because of the Company's history of operating losses, there is substantial doubt about the Company's ability to continue as a going concern unless the Company is able to obtain additional financing. The Company currently does not have any arrangements to obtain additional financing. If the Company is unable to secure sufficient financing, the Company would at a minimum be forced to revise its 1997 Operating Plan. The report of independent accountants on the Company's financial statements included in the Company's Annual Report includes an explanatory paragraph to this effect.

        ADDITIONAL CAPITAL REQUIREMENTS. The Company believes that it will need additional funding during the fourth quarter. The Company's capital requirements will depend on many factors, including the progress of its research and development efforts, its timely receipt of revenue from sales of its products to large customers, the need to devote resources to manufacturing operations, and the demand for the Company's products. Additional future financing may occur through the sale of unregistered stock or convertible debt. An institutional investor has a right of first refusal until February 23, 1998 to purchase securities on the same terms offered by potential investors during such period, unless such financing is by way of a firm commitment underwriting, the issuance of securities in connection with a merger, consolidation or sale of assets or the issuance of securities in connection with a strategic alliance. Such right of first refusal could impair the Company's ability to obtain needed financing on acceptable terms or could prevent the Company from obtaining such financing on any terms. There can be no assurance that new financing will be available when needed by the Company or that the terms, if available, will be satisfactory to the Company. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its research and development or manufacturing programs or to obtain funds through arrangements that may require the Company to relinquish rights to certain of its technologies or potential products or other assets that the Company would not otherwise relinquish. The inability of the Company to raise needed funds would have a material adverse effect on the Company's business, financial condition and results of operations.

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

        COMPETITION. The segments of the telecommunications industry in which the Company competes are intensely competitive and are characterized by declining average selling prices and rapid technological change. The Company competes with major domestic and international companies, virtually all of which have substantial greater financial, technical, production and marketing resources than the Company with which to pursue engineering, manufacturing, sales, marketing and distribution of their products. For example, in its compression and networking business, the Company competes with vertically integrated system suppliers including General Instrument Corporation, Scientific-Atlanta, Inc., and Philips, as well as more specialized suppliers including DMV division of News Corp., Harmonic Lightware, C-Cube Microsystems' DiviCom Inc. subsidiary, and the TV/COM subsidiary of Hyundai. In addition, some of the Company's customers are actual or potential competitors of the Company, competing against the Company with its own products. The Company believes that the principal criteria for competition in its market include cost competitiveness, flexibility, revenue generation capability, compatibility with existing networks and upgradeability, as well as customer support. There can be no assurance that the Company will be able to compete successfully with other companies on these factors or otherwise.

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

        DEPENDENCE ON CUSTOMER CAPITAL SPENDING REQUIREMENTS AND PURCHASING TRENDS. The Company's business is directly impacted by capital spending requirements and funding of the Regional Bell Operating Companies ("RBOCs"), other major customers in the telecommunications industry, and major customers in the cable television carrier marketplace. The capital budgets of these customers or potential customers is beyond the control of the Company and can be affected by numerous factors completely unrelated to the performance, quality and price of the Company's products. Should the Company's customers or potential customers suffer budgeting cutbacks affecting their capital purchasing plans, the Company's results of operations could be adversely affected. In addition, in recent years, the purchasing behavior of the Company's customers has increasingly been characterized by the use of large contracts with few suppliers. This trend is expected to intensify and will contribute to the variability of the Company's results. Such larger purchase contracts typically involve longer negotiating cycles, require dedication of substantial amounts of working capital and other resources and, in general, require investments that may substantially precede recognition of associated revenues. Moreover, in return for larger, longer-term purchase agreements, customers often demand more stringent acceptance criteria, which may also cause revenue recognition delays. For example, if customers ask the Company to price its products based on estimates of such customers' future requirements, and such customers fail to take delivery of an amount comparable to the estimated amount on which the Company bases its prices, the Company may recognize lower margins on product revenue.

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

        CONTROL BY OFFICERS AND DIRECTORS. As of October 31, 1997, the officers and directors of the Company control, directly or indirectly, approximately 23.5% of the voting power of the Company's voting stock, including options and warrants immediately exercisable or exercisable within 60 days. Although management does not control a majority of the outstanding voting stock, it holds a sufficient amount to make it more difficult for an independent third party to effect a change in control of the Company than would be the case if the stock ownership were less concentrated among members of management.

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

                         NUKO Information Systems, Inc.


        Item 6.       Exhibits and Reports on Form 8-K

                      a)     Exhibits

                             11.1   Calculation of Net Loss Per Share

                             27.1   Financial Data Schedule

                      b)     Reports on Form 8-K

                             The Company Filed one Report on Form 8-K during the quarterly period ended September 30, 1997. Such Report on Form 8-K, filed on July 11, 1997, described certain private placements of the Company's Common Stock to two institutional investors.

                         NUKO Information Systems, Inc.


        SIGNATURE

        Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          NUKO INFORMATION SYSTEMS, INC.


        DATE:     November 13, 1997              By:  /s/ Ramesh Sekar
                  -----------------                   --------------------------

                                                 NAME:  Ramesh Sekar
                                                 TITLE: Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibits
Number                      Description
------                      -----------

11.1                 Calculation of Net Loss Per Share

27.1                 Financial Data Schedule